Form 10-Q
period 1996-03-31
ADFLEX SOLUTIONS INC
filed 1996-05-23
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission File Number: 0-24416


                             ADFLEX SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              04-3186513
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                   2001 W. CHANDLER BLVD., CHANDLER, AZ 85224
                                 (602) 963-4584
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes X   No
   ----   ----

The number of shares outstanding of the issuer's common stock, as of March 31, 1996:

                 COMMON STOCK, $.01 PAR VALUE: 8,575,592 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX

                                                                                 Page
                                                                                 ----
PART I   FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -
                March 31, 1996 and December 31, 1995..............................3

            Condensed Consolidated Statements of Operations -
                Three Months Ended March 31, 1996 and 1995........................4

            Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1996 and 1995........................5

            Notes to Condensed Consolidated Financial Statements..................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................7

PART II       OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................10

SIGNATURES.......................................................................11

EXHIBITS
         (11.1)    Computation of Net Income per Share
         (27)      Financial Data Schedule

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                    March 31,     December 31,
                                                      1996           1995
                                                    --------       --------
ASSETS                                             (Unaudited)
Current assets:
    Cash & cash equivalents                         $  1,147       $ 15,699
    Accounts receivable, net                          27,626         15,592
    Receivable for taxes                               6,349          6,269
    VAT receivable                                     1,534           --
    Inventories                                       16,681         16,824
    Other current assets                               1,473          1,294
                                                    --------       --------
Total current assets                                  54,810         55,678
Property, plant & equipment, net                      40,480         35,289
Purchased intangibles, net                            15,114         15,937
Other assets                                              14             14
                                                    --------       --------

                                                    $110,418       $106,918
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                   $  7,600       $   --
   Acquisition payable                                  --           12,375
   Accounts payable                                   14,524          7,257
   Accrued liabilities                                 3,755          5,996
   Liability for taxes                                 6,349          6,269
   Accrued taxes                                       2,235            513
   Current portion of long-term debt
      and capitalized leases                           2,637          2,632
                                                    --------       --------
Total current liabilities                             37,100         35,042
Deferred tax liabilities                                 446            471
Long-term debt and capitalized leases                  7,805          7,851
Stockholders' equity                                  65,067         63,554
                                                    --------       --------

                                                    $110,418       $106,918
                                                    ========       ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------

                                                    1996            1995
                                                  --------        --------
Net sales                                         $ 38,082        $ 21,980

Cost of sales                                       30,884          15,788
                                                  --------        --------
    Gross profit                                     7,198           6,192
Operating expenses:
    Engineering, research & development              1,666           1,068
    Selling, general & administrative                3,189           1,903
    Amortization of intangible assets                  795            --
                                                  --------        --------
Total operating expenses                             5,650           2,971
                                                  --------        --------
    Operating income                                 1,548           3,221
Other income (expense), net                           (197)            285
                                                  --------        --------
Income before income taxes                           1,351           3,506
Income taxes                                           511           1,300
                                                  --------        --------
Net income                                        $    840        $  2,206
                                                  ========        ========
Net income per share                              $   0.10        $   0.31
                                                  ========        ========
Common and common equivalent shares used in
the calculation of net income per share              8,612           7,068
                                                  ========        ========




      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              1996            1995
                                                            --------        --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                  $    840        $  2,206
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             2,118             422
     Deferred taxes                                              171             142
     Changes in operating assets and liabilities:
        Accounts receivable                                  (12,034)         (2,537)
        VAT receivable                                        (1,534)           --
        Inventories                                              143              62
        Other current assets                                    (375)            (85)
        Accounts payable and accrued liabilities               6,749           2,080
                                                            --------        --------
NET CASH PROVIDED BY (USED IN) OPERATING                      (3,922)          2,290
ACTIVITIES

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES
Capital expenditures                                          (6,514)         (1,285)
Decrease in other assets                                          27            --
Decrease in acquisition payable                              (12,375)           --
Sales of available-for-sale securities                          --            23,949
Purchases of available-for-sale securities                      --           (23,141)
                                                            --------        --------
NET CASH (USED IN) INVESTING ACTIVITIES                      (18,862)           (477)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
Net activity on line of credit                                 7,600            --
Payments on capitalized lease obligations                        (41)            (31)
Issuance of common stock, net of expenses                        673             262
                                                            --------        --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                8,232             231
                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH                     (14,552)          2,044
EQUIVALENTS
Cash and cash equivalents at beginning of period              15,699           4,025
                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,147        $  6,069
                                                            ========        ========





      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Effective December 31, 1995, the Company and Havant International Holdings Limited (HIHL) entered into an agreement whereby the Company purchased all outstanding capital shares of Havant International Limited, an HIHL subsidiary containing the flexible interconnect division and certain net assets, including inventory, fixed assets, certain receivables and liabilities and purchased intangibles. The division was involved in the design, manufacture, assembly and sale of flexible interconnects. In exchange for the capital shares, the Company paid consideration consisting of $12.4 million in cash, a $10.0 million subordinated debenture and 1,242,347 shares of restricted Common Stock. Upon completion of the acquisition the business was renamed and now operates as ADFlex Solutions Limited (ADFlex U.K.). The acquisition was accounted for using the purchase method of accounting; therefore, the accompanying unaudited condensed consolidated financial statements include the accounts of ADFlex U.K. since the date of acquisition.

(2)      SHORT-TERM INVESTMENTS

         The Company held no short term investments at March 31, 1996 or December 31, 1995. Included in cash and cash equivalents at March 31, 1996 and December 31, 1995 are available-for- sale securities totaling $263,000 and $15,699,000, respectively, at cost and fair value. For the three month periods ending March 31, 1996 and March 31, 1995, there were no gross realized gains or losses on sales of available-for-sale securities. There was no net adjustment to unrealized holding gains (losses) on available-for-sale securities during the same periods.

(3)      ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                          March 31,   December 31,
                                                            1996         1995
                                                          --------    ------------
         Accounts receivable trade                        $ 28,115     $ 16,234
         Allowance for doubtful accounts and returns
                                                              (489)        (642)
                                                          --------     --------
                                                          $ 27,626     $ 15,592
                                                          ========     ========
(4)      INVENTORIES

         Inventories consist of the following (in thousands):
                                                          March 31,   December 31,
                                                            1996         1995
                                                          --------    ------------
         Raw materials                                    $  7,502     $  7,309
         Work-in-process                                     8,394        9,153
         Finished goods                                        785          362
                                                          --------     --------
                                                          $ 16,681     $ 16,824
                                                          ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales

         Net sales for the three month period ended March 31, 1996 increased 73% over the same period in 1995 due to the inclusion of sales from the Company's recently acquired ADFlex U.K. operation. Excluding the effect of ADFlex U.K., sales for the three months ended March 31, 1996 were negatively impacted by order delays and cancellations from three major customers due to internal problems they experienced resulting in a 7% decrease in net sales for the period as compared with the same period in 1995.

         Gross Profit

         Gross profit as a percentage of net sales (gross margin) was 19% for the three months ended March 31, 1996 as compared to 28% for the same period in 1995. The Company's gross margin for 1996, as compared to 1995, was impacted by the integration of the ADFlex U.K. assembly operation, lower efficiencies and capacity utilization resulting from order delays and cancellations and increased depreciation expense.

         The acquisition of ADFlex U.K. was completed effective December 31, 1995. The results for the three month period ended March 31, 1996 include the accounts of ADFlex U.K. for the entire three month period. ADFlex U.K. manufactures high end circuit assemblies whereas ADFlex's U.S. operations have historically focused on the manufacture and fabrication of circuits. Due to the additional components and high dollar value of integrated circuits added in the assembly process, full assemblies contain a material content which, on average, is nearly twice that of the circuit. As the Company is not able to obtain a comparable margin on this additional material content, the overall gross margins on assemblies are lower than those of circuits. Overall gross margins in the near term have been adversely affected by the integration of the ADFlex U.K. operations. However, the Company believes that over time the consolidation of the two operations will provide improvements in production costs through higher product yields, faster production ramps, reduced inventories, shorter production cycle times, improved account control and increased leverage over expenses, resulting in improved margins.

         As discussed above, during the three month period ended March 31, 1996 the Company's net sales were negatively impacted by order delays and cancellations from three major customers. As it is difficult for the Company to readily reduce spending in areas such as fixed costs, research and development, and on-going customer service, this reduction in sales resulted in reduced efficiencies and capacity utilization thus adversely impacting the gross margin for the period.

         Late in the first quarter of 1995, in response to increasing sales levels, the Company began a capacity expansion plan. This expansion plan resulted in increased capital expenditures and increased depreciation expense during 1995 and throughout the first quarter of 1996. For the quarter ended March 31, 1996, depreciation expense as a percentage of net sales was 3.5% compared with 1.9% for the same period in 1995.

         Operating Expenses

         Engineering, research, & development expenses and selling, general & administrative expenses as a percentage of net sales for the three month period ended March 31, 1996 were 4.4% and 8.4% compared with 4.8% and 8.7% for the same period in 1995, respectively. The decrease is due to the increased leverage of such expenses through the integration of ADFlex U.K. operations. Amortization of intangibles purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2.1% of net sales, for the three month period ended March 31, 1996.

         Interest and Other Income (Expense)

         For the three month period ended March 31, 1996 other income (expense) includes $0.2 million of interest expense on the $10 million subordinated debenture issued in connection with the purchase of ADFlex U.K., the impact of bank fees, and translation gains or (losses). Other income (expense) for the same period in 1995 represents the net interest income generated on the investment of the proceeds of the Company's initial and secondary public offerings, after retiring $1.1 million in debt, the impact of bank fees and translation gains or (losses).

LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended March 31, 1996 the Company has funded its needs from cash generated by operations and $7.6 million in proceeds from an available line of credit. For the comparable period in 1995, the Company funded its cash needs from cash generated by operations and from proceeds generated through sales of short-term investments and common stock.

         Net cash used by operating activities for the three month period ended March 31, 1996 was $3.9 million compared with net cash provided of $2.3 million for the same period in 1995. The Company experienced a $1.4 million reduction in net income for the 1996 period as compared with 1995 due in part to a $0.9 million increase in depreciation expense and $0.8 million in amortization of intangible assets. During the period the Company required an additional $12.0 million in working capital for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. This working capital requirement was funded through the generation of accounts payable and accrued liability balances and from borrowings on the Company's existing line of credit.

         Net cash used in investing activities was $18.9 million for the three months ended March 31, 1996 compared with $0.5 million for the same period in 1995. Late in the first quarter of 1995, the Company began a capacity expansion plan in response in increasing sales levels. This expansion continued into the three month period ending March 31, 1996, during which the Company spent $6.5 million on capital expenditures. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment and the majority of the capital expenditures were financed from existing cash and cash equivalent balances.

         Net cash provided by financing activities for the three months ended March 31, 1996 was $8.2 million compared with $0.2 million for the same period in 1995. The Company generated $0.7 million and $0.3 million in the three months ended March 31, 1996 and 1995, respectively, through sales of its common stock. Additionally, in 1996 the Company borrowed $7.6 million on its bank line of credit.

         At March 31, 1996 the Company's quick ratio of .99 fell below the quick ratio covenant of 1.00 established in its existing line of credit. The lenders have waived compliance with this financial covenant for the quarter ending March 31, 1996, and the Company is currently negotiating with its lenders for amendments to the existing line of credit covenants to provide additional flexibility with respect to certain covenants which would allow the Company to more adequately meet its future working capital requirements. No assurances can be given that the Company will be able to obtain such amendments to the credit facility.

OTHER MATTERS

         Foreign Operations

         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Havant, United Kingdom. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. In light of the Company's increased international presence, the Company is in the process of developing and implementing a foreign exchange policy to mitigate against the risk of foreign currently fluctuations in its operations. All of the Company's sales for the three months ended March 31, 1996 were in United States dollars.

         Future Operations

         The Company has been conducting environmental studies of its facility in Chandler, Arizona. In connection with these studies, the Company has discovered a limited amount of soil contamination that may require remediation. While the investigation of the extent of this contamination is not yet complete, based on the preliminary information currently available to it, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse effect on its operations or financial condition; however, given the uncertainties associated with environmental contamination, until a full investigation has been completed there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the Rogers Acquisition, Rogers has retained all environmental liabilities existing prior to the date of the transaction. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if pre-closing environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers have agreed to diligently pursue in good faith an approved remediation plan with the appropriate Mexican authorities; provided that the sellers' obligation for cost of remediation is limited to $2,500,000. A total of $975,000 is being held in escrow pending sellers' performance of their environmental obligations under the agreement.

         The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of hazardous material used to manufacture the Company's flex products. The Company believes that it has been operating its facilities in substantial compliance in all material respected with existing environmental laws. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent environmental laws, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the results of operations of the Company.

          In fiscal 1993, 1994 and 1995 the Company experienced sequential increases in net sales in each of the first three quarters of the year. In 1993, 1994 and 1995, fourth quarter net sales were less than third quarter net sales as a result of cycles in the markets the Company serves, primarily the computer and computer peripherals markets. The Company expects the pattern of a fourth quarter decline in net sales to continue in 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to achieve improved production costs through integration of its U.K. operations, its ability to obtain an amendment to its existing credit facility, risks of foreign operations, risks of future order cancellations, environmental matters and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

                  None

Item 3. Defaults upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders
                  None

Item 5. Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

           (11.1)  Computation of Net Income Per Share

           (27)    Financial Data Schedule

         (b)      Reports on Form 8-K.

                  One report on Form 8-K was filed by the Company for the three months ended March 31, 1996. The report dated January 7, 1996 concerns the Company's completion of a Share Sale and Purchase Agreement for the purchase of all outstanding capital shares of Havant International Limited. The report was filed on January 22, 1996 and amended on March 22, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ADFlex Solutions, Inc.



Date:     May 3, 1996            By  /s/ Michael L. Pierce
                                     -------------------------------------------
                                     Michael L. Pierce
                                     Executive Vice President, Secretary and
                                     Acting Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)