Form 10-Q
period 1996-06-30
ADFLEX SOLUTIONS INC
filed 1996-08-14
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes   X        No
    -----         -----

The number of shares outstanding of the issuer's common stock, as of June 30, 1996:

                 COMMON STOCK, $.01 PAR VALUE: 8,584,054 SHARES

                             ADFLEX SOLUTIONS, INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995........................................     3

           Condensed Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1996 and 1995..........................     4

           Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995....................................     5

           Notes to Condensed Consolidated Financial Statements...........................     6

         Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................     7

PART II        OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................................    11

SIGNATURES................................................................................    12

EXHIBITS

         (10.33) Second Amendment to Credit Agreement, dated June 18, 1996, among the Registrant, The First National Bank of Boston and First Interstate Bank of Arizona, N.A.

         (11.1)   Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                   June 30,         December 31,
                                                     1996               1995
                                                   --------         ------------
                                                  (Unaudited)
ASSETS
Current assets:
    Cash & cash equivalents                        $  3,555          $ 15,699
    Accounts receivable, net                         20,943            15,592
    Receivable for taxes                              6,334             6,269
    Duties/VAT receivable                             1,598                --
    Inventories                                      18,488            16,824
    Other current assets                              1,882             1,294
                                                   --------          --------
Total current assets                                 52,800            55,678
Property, plant & equipment, net                     41,451            35,289
Purchased intangibles, net                           14,318            15,937
Other assets                                             61                14
                                                   --------          --------
                                                   $108,630          $106,918
                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit                                 $  6,900          $     --
    Acquisition payable                                  --            12,375
    Accounts payable                                 11,736             7,257
    Accrued liabilities                               7,179             5,996
    Liability for taxes                               6,334             6,269
    Accrued taxes                                       370               513
    Current portion of long-term debt and
          capitalized leases                          2,641             2,632
                                                   --------          --------
Total current liabilities                            35,160            35,042
Deferred tax liabilities                                610               471
Long-term debt and capitalized leases                 7,768             7,851
Stockholders' equity                                 65,092            63,554
                                                   --------          --------
                                                   $108,630          $106,918
                                                   ========          ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months Ended       Six Months Ended
                                                June 30,                 June 30,
                                          --------------------    --------------------
                                            1996         1995       1996         1995
                                          --------     -------    --------     -------
Net sales                                 $ 35,031     $24,423    $ 73,113     $46,403
Cost of sales                               29,787      17,347      60,671      33,135
                                          --------     -------    --------     -------
   Gross profit                              5,244       7,076      12,442      13,268

Operating expenses:
   Engineering, research & development       1,727       1,119       3,393       2,187
   Selling, general & administrative         3,521       2,175       6,635       4,078
   Amortization of intangible assets           795          --       1,591          --
                                          --------     -------    --------     -------
Total operating expenses                     6,043       3,294      11,619       6,265
   Operating income (loss)                    (799)      3,782         823       7,003
Other income (expense), net                   (233)        238        (505)        523
                                          --------     -------    --------     -------
Income (loss) before income taxes           (1,032)      4,020         318       7,526
Income taxes                                  (372)      1,494         139       2,794
                                          --------     -------    --------     -------
Net income (loss)                         $   (660)    $ 2,526    $    179     $ 4,732
                                          ========     =======    ========     =======
Net income (loss) per share               $  (0.08)    $  0.35    $   0.02     $  0.66
                                          ========     =======    ========     =======
Number of shares used in computing net
income (loss) per share                      8,579       7,212       8,619       7,140
                                          ========     =======    ========     =======

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                    1996               1995
                                                                  --------           --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                        $    179           $  4,732
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                    4,353                948
    Deferred taxes                                                     212                295
    Changes in operating assets and liabilities:
       Accounts receivable                                          (5,351)            (3,174)
       Duties/VAT receivable                                        (1,598)                --
       Inventories                                                  (1,664)            (1,698)
       Other current assets                                           (661)               (83)
       Accounts payable and accrued liabilities                      5,520              4,962
                                                                  --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              990              5,982

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                (8,925)            (5,099)
Decrease in other assets                                               (19)                (1)
Decrease in acquisition payable                                    (12,375)                --
Sales of available-for-sale securities                                  --             61,358
Purchases of available-for-sale securities                              --            (60,610)
                                                                  --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                            (21,319)            (4,352)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                       6,900                 --
Payments on capitalized lease obligations                              (74)               (59)
Issuance of common stock, net of expenses                            1,359              5,909
                                                                  --------           --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      8,185              5,850
                                                                  --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (12,144)             7,480
Cash and cash equivalents at beginning of period                    15,699              4,025
                                                                  --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  3,555           $ 11,505
                                                                  ========           ========

      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

        Effective December 31, 1995, the Company purchased from Havant International Holdings Limited (HIHL) all outstanding capital shares of Havant International Limited, an HIHL subsidiary containing the flexible interconnect division and certain net assets, including inventory, fixed assets, certain receivables and liabilities and purchased intangibles. The division was involved in the design, manufacture, assembly and sale of flexible interconnects. In exchange for the capital shares, the Company paid consideration consisting of $12.4 million in cash, a $10.0 million subordinated debenture and 1,242,347 shares of restricted Common Stock. Upon completion of the acquisition the business was renamed and now operates as ADFlex Solutions Limited (ADFlex U.K.). The acquisition was accounted for using the purchase method of accounting; therefore, the accompanying unaudited condensed consolidated financial statements include the accounts of ADFlex U.K. since the date of acquisition.

(2)     SHORT-TERM INVESTMENTS

        The Company held no short-term investments at June 30, 1996 or December 31, 1995. Included in cash and cash equivalents at June 30, 1996 and December 31, 1995 are available-for-sale securities totaling $380,000 and $15,699,000, respectively, at cost and fair value. For the six month periods ending June 30, 1996 and 1995, there were no gross realized gains or losses on sales of available-for-sale securities. There were no net adjustments to unrealized holding gains (losses) on available-for-sale securities during the same periods.

(3)     ACCOUNTS RECEIVABLE, NET

        Accounts receivable consists of the following (in thousands):

                                                                  June 30,         December 31,
                                                                    1996              1995
                                                                  --------         ------------
             Accounts receivable trade                            $ 21,525           $ 16,234
             Allowance for doubtful accounts and returns              (582)              (642)
                                                                  --------           --------
                                                                  $ 20,943           $ 15,592
                                                                  ========           ========

(4)     INVENTORIES

        Inventories consist of the following (in thousands):

                                      June 30,      December 31,
                                        1996           1995
                                      -------       ------------
             Raw materials            $ 9,338          $ 7,309
             Work-in-process            7,364            9,153
             Finished goods             1,786              362
                                      -------          -------
                                      $18,488          $16,824
                                      =======          =======

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Net Sales

        Net sales for the three and six month periods ended June 30, 1996 increased 43% and 58%, respectively, over the same periods in 1995 due to the inclusion of sales from the Company's recently acquired ADFlex U.K. operation. Excluding the effect of ADFlex U.K., sales for the three months ended June 30, 1996 were negatively impacted by program delays among customers in the hard disk segment involving new magneto-resistive recording technology, a slow down for mature products and order cancellations from certain major customers.

        Gross Profit

        Gross profit as a percentage of net sales (gross margin) for the three and six months ended June 30, 1996 was 15.0% and 17.0% as compared to 29.0% and 28.6%, respectively, for the same periods in 1995. The Company's gross margin for 1996 has been negatively impacted by the integration of the ADFlex U.K. assembly operation, lower efficiencies and capacity utilization and increased depreciation expense.

        The acquisition of ADFlex U.K. was completed effective December 31, 1995. ADFlex U.K. manufactures high end circuit assemblies whereas ADFlex's U.S. operations have historically focused on the manufacture and fabrication of circuits. Due to the additional components and high dollar value of integrated circuits added in the assembly process, full assemblies contain a material content which, on average, is nearly twice that of the circuit. As the Company is not able to obtain a comparable margin on this additional material content, the overall gross margins on assemblies are lower than those of circuits. While the Company anticipated that in the near term overall gross margins would be adversely affected by the integration of the ADFlex U.K. operations, the Company believes that over time the consolidation of the two operations should provide improvements in production costs through higher product yields, faster production ramps, reduced inventories, shorter production cycle times, improved account control and increased leverage over expenses, resulting in improved margins. However, the slowdown in the hard disk drive industry and the resulting decline in net sales experienced throughout the first six months of the year has delayed the materialization of these benefits.

        As discussed above, during the three and six month periods ended June 30, 1996 the Company's net sales were negatively impacted by order delays and program cancellations from major customers, some of which generated revenue without generating gross margins. As it is difficult for the Company to readily reduce spending in areas such as fixed costs, research and development, and on-going customer service, this reduction in sales resulted in reduced efficiencies and capacity utilization thus adversely impacting the gross margin for the period.

        Late in the first quarter of 1995, in response to increasing sales levels, the Company began a capacity expansion plan. This expansion plan resulted in increased capital expenditures and increased depreciation expense during 1995 and continuing in 1996. For the three and six months ended June 30, 1996, depreciation expense as a percentage of net sales was 4.1% and 3.8% compared with 2.2% and 2.0, respectively, for the same periods in 1995.

               Operating Expenses

        Engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales for the three month period ended June 30, 1996 were 4.9% and 10.1% compared with 4.6% and 8.9% for the same period in 1995, respectively. The percentage increases are due to the decline in revenues for the three month period without a corresponding decline in operating expenses. In addition, amortization of intangibles purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2.3% of net sales, for the three month period ended June 30, 1996.

        For the six month period ended June 30, 1996, engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales for the six month period ended June 30, 1996 were 4.6% and 9.1% compared with 4.7% and 8.8% for the same period in 1995, respectively.

        Other Income (Expense)

         For the three month period ended June 30, 1996, other income (expense) includes $0.2 million of interest expense on the $10 million subordinated debenture, $0.2 million of interest expense related to borrowings under the line of credit, the impact of bank fees and translation gains or (losses) offset by interest income and gains of the sales of assets approximating $0.2 million. Other income (expense) for the same period in 1995 represents net interest income of $0.3 million, the impact of bank fees, and translation gains or (losses).

        For the six month period ended June 30, 1996, other income (expense) includes $0.4 million of interest expense on the $10 million subordinated debenture, $0.3 million of interest expense related to borrowing on the line of credit, the impact of bank fees and translation gains or (losses) offset by interest income and gains on the sale of assets approximating $0.2 million compared with net interest income generated on the investment of the proceeds of the Company's initial public offering of $0.5 million, the impact of bank fees, and translation gains or (losses) for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        For the six month period ended June 30, 1996, the Company has funded its needs from cash generated by operations and $6.9 million in proceeds from an available line of credit. For the comparable period in 1995, the Company funded its cash needs from cash generated by operations and maintaining higher levels of accounts payable.

        Net cash provided by operating activities for the six month period ended June 30, 1996 was $1.0 million compared with $6.0 million for the same period in 1995. The Company experienced a $4.6 million reduction in net income for the 1996 period as compared with 1995 due in part to a $1.8 million increase in depreciation expense and $1.6 million in amortization of intangible assets The Company experienced increased working capital requirements of $3.8 million for the six month period ended June 30, 1996 primarily in the form of increased receivables and inventories. Also during the period, the Company required an additional $12.0 million in working capital for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. These working capital requirements were funded through the generation of accounts payable and accrued liability balances and from borrowings on the Company's existing line of credit.

        Net cash used in investing activities was $21.3 million for the six months ended June 30, 1996 compared with $4.4 million for the same period in 1995. Late in the first quarter of 1995, the Company began a capacity expansion plan in response in increasing sales levels. This expansion continued into the six month period ending June 30, 1996, during which the Company spent $8.9 million on capital expenditures versus $5.1 million for the same period in 1995. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment and the majority of the capital expenditures were financed from existing cash and cash equivalent balances.

        Net cash provided by financing activities for the six months ended June 30, 1996 was $8.2 million compared with $5.9 million for the same period in 1995. The Company generated $.7 million and $5.9 million in the six months ended June 30, 1996 and 1995, respectively, through sales of its common stock and $0.7 million from the tax benefit received on disqualifying dispositions of employee stock in 1996. Additionally, the Company borrowed $6.9 million on its bank line of credit during the six months ended June 30, 1996.

        On June 18, 1996, the Company amended its $20.0 million revolving line of credit with the First National Bank of Boston and First Interstate Bank of Arizona (the FNBB line) to provide additional flexibility with respect to certain covenants which allows the Company to more adequately meet its working capital requirements. Under the amended FNBB line, accounts receivable and inventory are pledged as collateral and borrowing is limited to 80% of the aggregate value of all eligible domestic accounts plus 70% of the aggregate value of all eligible foreign accounts. At June 30, 1996, the Company had $15.6 million available for borrowing with an outstanding balance of $6.9 million. Any outstanding balance bears interest at the bank's prime interest rate, or at the Company's option, LIBOR plus 1.5%. The Company is required to maintain certain covenants on a quarterly basis based on leverage and profitability. The FNBB line prohibits the payment of dividends and certain types of merger transactions without the prior approval of the banks. At June 30, 1996, the Company was in compliance with all coventants under the FNBB line.

OTHER MATTERS

        Foreign Operations

        The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Havant, United Kingdom. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. In light of the Company's increased international presence, the Company is in the process of developing and implementing a foreign exchange policy to mitigate against the risk of foreign currency fluctuations in its operations. All of the Company's sales for the three and six months ended June 30, 1996 were in United States dollars.

        Future Operations

        The Company has been conducting environmental studies of its facility in Chandler, Arizona. In connection with these studies, the Company has discovered a limited amount of soil contamination that may require remediation. While the investigation of the extent of this contamination is not yet complete, based on the preliminary information currently available to it, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse effect on its operations or financial condition; however, given the uncertainties associated with environmental contamination, until a full investigation has been completed there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements with Rogers Corporation (Rogers) through which the Company acquired its U.S. and Mexico flex business, Rogers has retained all environmental liabilities existing prior to the date of the transaction. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if pre-closing environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

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

        Due to continued weakness in the hard disk drive industry and continued delays in bringing magnetoresistive technology on-line, the Company believes that near term operating results will be about comparable to that reported for the second quarter of 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to achieve improved production costs through integration of its U.K. operations, risks of foreign operations, risks of future order cancellations and delays, magneto-resistive technology issues, environmental matters and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Quarterly Report on Form 10-Q for the period ended March 31, 1996 and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

               None

Item 2. Changes in Securities

               None

Item 3. Defaults upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               At the annual meeting of the shareholders of ADFlex Solutions Inc. held on April 16, 1996, the following matters were submitted to a vote:

        PROPOSAL I - ELECTION OF DIRECTORS

               Rolando C. Esterverena              For - 8,110,486                     Withheld - 14,039
               Michael L. Pierce                   For - 8,110,012                     Withheld - 14,513
               Richard P. Clark                    For - 8,110,355                     Withheld - 14,170
               Steve Sanghi                        For - 8,111,975                     Withheld - 12,550
               William Kennedy Wilkie              For - 8,111,975                     Withheld - 12,550

        PROPOSAL II - RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS
                      AUDITORS

               For - 8,105,692              Against - 8,856     Abstain  - 9,977

Item 5. Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

            (10.33) Second Amendment to Credit Agreement, dated June 18, 1996, among the Registrant, The First National Bank of Boston and First Interstate Bank of Arizona, N.A.

            (11.1) Computation of Net Income Per Share

        (b)    Reports on Form 8-K.

               The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADFlex Solutions, Inc.

Date: August 18, 1996             By /s/ Dale J. Bartos
      ---------------                -------------------------------------------
                                     Dale J. Bartos
                                     Chief Financial Officer, Treasurer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)