Form 10-Q
period 1996-09-30
ADFLEX SOLUTIONS INC
filed 1996-11-14
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes  X         No
    ---           ---

The number of shares outstanding of the issuer's common stock, as of September 30, 1996:

                 COMMON STOCK, $.01 PAR VALUE: 8,633,508 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX



                                                                                 Page
PART I     FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995........................3

              Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 1996 and 1995 ........4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995...................5

              Notes to Condensed Consolidated Financial Statements................6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.................7


PART II           OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K.............................11


SIGNATURES.......................................................................12


EXHIBITS

              (11.1) Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                    September 30,      December 31,
                                                                        1996               1995
                                                                     -----------        ----------
ASSETS                                                               (Unaudited)
Current assets:
     Cash & cash equivalents                                             $ 2,453          $ 15,699
     Accounts receivable, net                                             26,534            15,592
     Receivable for taxes                                                      -             6,269
     Inventories                                                          15,786            16,824
     Deferred tax asset                                                    2,392                 -
     Other current assets                                                  2,547             1,294
                                                                     -----------        ----------
Total current assets                                                      49,712            55,678
Property, plant & equipment, net                                          32,949            35,289
Deferred tax asset                                                         8,047                 -
Purchased intangibles, net                                                     -            15,937
Other assets                                                                  71                14
                                                                     -----------        ----------
                                                                       $  90,779          $106,918
                                                                     ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                    $  10,200          $      -
     Acquisition payable                                                       -            12,375
     Accounts payable                                                     14,584             7,257
     Accrued liabilities                                                  11,519             5,996
     Liability for taxes                                                       -             6,269
     Accrued taxes                                                             -               513
     Current portion of long-term debt and
          capitalized leases                                               2,646             2,632
                                                                     -----------        ----------
Total current liabilities                                                 38,949            35,042
Noncurrent liabilities                                                     3,700                 -
Deferred tax liabilities                                                       -               471
Long-term debt and capitalized leases                                      7,729             7,851
Minority interest in subsidiary                                              571                 -
Stockholders' equity                                                      39,830            63,554
                                                                     -----------        ----------
                                                                       $  90,779          $106,918
                                                                     ===========        ==========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                      Three Months Ended          Nine Months Ended
                                                         September 30,                September 30,
                                                   -----------------------       ----------------------
                                                     1996           1995           1996          1995
                                                   ---------       -------       --------       -------
Net sales                                          $  36,898       $28,461       $110,011       $74,864
Cost of sales                                         37,193        20,777         97,864        53,912
                                                   ---------       -------       --------       -------
    Gross profit                                       (295)         7,684         12,147        20,952
Operating expenses:
    Engineering, research & development                1,983         1,140          5,376         3,327
    Selling, general & administrative                  3,500         2,346         10,135         6,424
    Amortization of intangible assets                    795             -          2,386             -
    Restructuring charges                             29,248             -         29,248             -
                                                   ---------       -------       --------       -------

Total operating expenses                              35,526         3,486         47,145         9,751
                                                   ---------       -------       --------       -------

    Operating income (loss)                         (35,821)         4,198        (34,998)       11,201
Other income (expense), net                            (229)           269           (734)          792
                                                   ---------       -------       --------       -------

    Income (loss) before income taxes               (36,050)         4,467        (35,732)       11,993
Income taxes                                        (10,387)         1,653        (10,248)        4,447
                                                   ---------       -------       --------       -------

Net income (loss)                                  $(25,663)       $ 2,814       $(25,484)      $ 7,546
                                                   =========       =======       ========       =======

Net income (loss) per share                        $  (2.98)       $  0.38       $  (2.97)      $  1.04
                                                   =========       =======       ========       =======

Number of shares used in computing net
income (loss) per share                                8,617         7,384          8,576         7,221
                                                   =========       =======       ========       =======

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ----------------------
                                                                            1996          1995
                                                                          --------      --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                         $(25,484)     $  7,546
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                            6,570         1,520
    Write-off of intangible assets                                          13,523
    Write-down of property, plant and equipment                              8,775
    Cost reduction charge                                                    6,950
     Deferred taxes                                                        (10,159)          703
     Changes in operating assets and liabilities:
        Accounts receivable                                                (10,943)       (5,476)
        Other receivables                                                     (934)            -
        Inventories                                                          1,039        (3,511)
        Other current assets                                                (1,069)         (421)
        Accounts payable and accrued liabilities                             9,087         5,355
                                                                          --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (2,645)        5,716

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                       (10,620)      (13,368)
Decrease in other assets                                                       (29)           (1)
Decrease in acquisition payable                                            (12,375)            -
Investment in joint venture                                                    571             -
Sales of available-for-sale securities                                           -        97,352
Purchases of available-for-sale securities                                       -       (92,983)
                                                                          --------      --------
NET CASH (USED IN) INVESTING ACTIVITIES                                    (22,453)       (9,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                              10,200             -
Payments on capitalized lease obligations                                     (108)          (89)
Issuance of common stock, net of expenses                                    1,760         6,191
                                                                          --------      --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             11,852         6,102
                                                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (13,246)        2,818
Cash and cash equivalents at beginning of period                            15,699         4,025
                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,453      $  6,843
                                                                          ========      ========

      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The accompanying unaudited condensed consolidated financial statements include the accounts of ADFlex Solutions Limited since the date of acquisition, December 31, 1995.

(2)      SHORT-TERM INVESTMENTS

         The Company held no short-term investments at September 30, 1996 or December 31, 1995. Included in cash and cash equivalents at September 30, 1996 and December 31, 1995 are available-for-sale securities totaling $0.7 million and $15.7 million, respectively, at cost, which approximates fair value. For the nine month periods ending September 30, 1996 and 1995, there were no gross realized gains or losses on sales of available-for-sale securities. There were no net adjustments to unrealized holding gains (losses) on available-for-sale securities during the same periods.

(3)      ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                                    September 30,    December 31,
                                                                        1996            1995
                                                                     ----------       ---------
               Accounts receivable trade                               $ 27,323         $16,234
               Allowance for doubtful accounts and returns                 (789)           (642)
                                                                     ----------       ---------
                                                                       $ 26,534         $15,592
                                                                     ==========       =========

(4)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                                    September 30,              December 31,
                                                                        1996                      1995
                                                                     ---------                 ----------
               Raw materials                                           $ 9,141                   $  7,309
               Work-in-process                                           6,109                      9,153
               Finished goods                                              536                        362
                                                                     ---------                 ----------
                                                                       $15,786                   $ 16,824
                                                                     =========                 ==========

(5)      RESTRUCTURING CHARGES

         During 1996 the U.K. operations have experienced a reduction in sales levels of nearly 40% over levels maintained in the later part of 1995. The lower revenues have decreased capacity utilization thus creating a negative impact on the Company's financial position. At the close of the third quarter the Company announced that it will, over the next approximately six months, restructure its assembly operation in the U.K., and during that time period transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. The shifting of labor-intensive production from the U.K. to Thailand is expected to reduce manufacturing costs and produce gains through efficiencies derived from the Thailand facility's proximity to a number of existing and prospective customers in Asia. As part of this restructuring the Company incurred the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. The Company expects to pay out $3.2 million of the employee and lease termination costs within the next six to nine month period and has therefore classified the remaining $3.7 million obligation as a noncurrent liability.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Net Sales
         Net sales for the three and nine month periods ended September 30, 1996 increased 30% and 47%, respectively, over the same periods in 1995 due to the inclusion of sales from the Company's U.K. operation acquired in December, 1995. Excluding the additive effect of ADFlex U.K., sales for the three months ended September 30, 1996 were negatively impacted by program delays among customers in the hard disk segment involving new magneto-resistive (MR) recording technology, a slow down for mature products and order cancellations from certain major customers.

         Gross Profit
         Gross profit as a percentage of net sales (gross margin) for the three and nine months ended September 30, 1996 was (1%) and 11% as compared to 27% and 28%, respectively, for the same periods in 1995. Overall gross margins for the three month period ended September 30, 1996 were severely impacted by losses sustained by the Company's U.K. operations.

         The U.K. operations perform assembly of components on flexible circuits primarily for high capacity hard disk drives. During 1996 the U.K. operations have experienced a reduction in sales levels of nearly 40% over levels maintained in the later part of 1995. The reduction in sales has been primarily related to delays in the introduction of MR drives by certain customers of the Company, the decision by one customer to exit the disk drive business, and the decision by a hard disk drive manufacturer to cease manufacturing operations and shift all production responsibility to Japan. The severe reduction in revenues resulted in decreased capacity utilization. Additionally, manufacturing yields on certain new parts were substantially lower than anticipated by the Company in the third quarter of 1996. As a result of lower revenues and decreased utilization and the resulting negative impact on the Company's financial position, the Company decided to transfer assembly operations from the U.K. to Mexico and Thailand. The transfer of assembly will take approximately six months, during which time the U.K. operation will continue to fulfill the requirements of the Company's customers. Given the transfer, cost structure and the estimate that such transfer will take about six months, the Company expects minimal gross margins from its assembly operations for the next several quarters. The Company anticipates that the benefits associated with the transfer to Thailand and Mexico will not be realized until the middle of 1997.

         The Company's U.S. and Mexico operations, which perform primarily circuit manufacturing and finishing, also experienced declines in gross margins due to lower than expected revenues, product mix and certain inventory provisions. Sales to hard disk drive manufacturers throughout 1996 have been substantially lower than reported in 1995 due to delays in their new product introductions and the restructuring of certain hard disk drive customers.

While sales to hard disk drive customers increased in the third quarter of 1996 as compared to the previous quarters, such sales are substantially below that of the prior year. The Company believes that demand for high volume HDD will increase during the next quarter. Sales to notebook manufacturers increased sequentially in the third quarter of 1996 but remain lower than that reported in the comparable period one year ago due to significant declines in sales to two notebook manufacturers. The Company's sales to communication and array applications increased in the third quarter of 1996 as compared to the previous quarter and prior year.

         In response to projected increases in sales in the second half of 1995, the Company increased its capital spending. As a result, depreciation expense has increased during 1996. The reduction in sales from the Company's U.S. and Mexico operations in 1996 have, however, resulted in operating inefficiencies, decreased capacity utilization and resulted in inventory write-offs which have adversely impacted the related gross margins in 1996.

         The Company expects that near term gross margins will be adversely affected by product mix, assembly versus bare flex circuit revenue mix, lower yields on newer parts and the implications of transferring assembly operations to Mexico and Thailand.

         Operating Expenses
         Engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales for the three month period ended September 30, 1996 were 5% and 9% compared with 4% and 8% for the same period in 1995, respectively. The percentage increases are due to the additional expenses associated with the U.K. operations compounded by lower than anticipated revenues at this location for the three month period. Amortization of intangibles purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2% of net sales, for the three month period ended September 30, 1996.

         For the nine month period ended September 30, 1996, engineering, research & development expenses and selling, general & administrative expenses as a percentage of net were 5% and 9% compared with 4% and 8% for the same period in 1995, respectively.

         Restructuring Charge
         At the close of the third quarter the Company announced that it will, over the next approximately six months, restructure its assembly operation in the U.K., and during that time period transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. Following the restructuring the Company will maintain a technology development center and a sales and service organization in the U.K. to support its European customers. The shifting of labor-intensive production from the U.K. to Thailand is expected to reduce manufacturing costs and produce gains through efficiencies derived from the Thailand facility's proximity to a number of existing and prospective customers in Asia. As part of this restructuring the Company incurred the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. The Company expects to pay out $3.2 million of the employee and lease termination costs within the next six to nine month period.

         Other Income (Expense)
          For the three month period ended September 30, 1996, other income (expense) includes $207,000 of interest expense on the $10 million subordinated debenture, $177,000 of interest expense related to borrowings under the line of credit, the impact of bank fees and translation gains or (losses) offset by interest income. Other income (expense) for the same period in 1995 represents principally net interest income on available-for-sale securities.

         For the nine month period ended September 30, 1996, other income (expense) includes $587,000 of interest expense on the $10 million subordinated debenture, $485,000 of interest expense related to borrowing on the line of credit, the impact of bank fees and translation gains or (losses) offset by interest income and gains on the sale of assets compared with net interest income generated on investments for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended September 30, 1996, the Company has funded its cash needs from $10.2 million in proceeds from its available line of credit and from $1.8 million generated from issuance of common stock. For the comparable period in 1995, the Company funded its cash needs from $5.7 million in cash generated by operations, $4.4 million in sales of available-for-sale securities and $6.2 million generated from issuance of common stock.

         Net cash used by operating activities for the nine month period ended September 30, 1996 was $2.6 million compared with $5.7 million provided by operating activities for the same period in 1995. The Company experienced a net loss of $25.5 million in the third quarter of 1996 principally due to a $20.8 million after-tax charge related to the restructuring of its U.K. operations. This charge consisted of write-downs in intangible assets and plant and equipment as well as the recognition of future obligations for employee and lease termination charges. The charge did not, therefore, impact current period operating cash flows. The net loss in the period was compounded by a $5.0 million increase in depreciation and amortization expense as compared to 1995. During the nine month period ended September 30, 1996 the Company experienced increased working capital requirements of $11.8 million primarily for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. These working capital requirements were funded in part through the generation of accounts payable and accrued liability balances with the remainder financed from borrowings under the existing bank line of credit.

         Net cash used in investing activities was $22.5 million for the nine months ended September 30, 1996 compared with $9.0 million for the same period in 1995. Late in the first quarter of 1995, the Company began a capacity expansion plan in response to increasing sales levels. This expansion continued into 1996 resulting in capital expenditures for the nine months ended September 30, 1996 of $10.6 million versus $13.4 million for the same period in 1995. Capital expenditures under the 1995 expansion plan were substantially complete by the end of the second quarter thus, capital expenditures slowed in the third quarter of 1996 and were $1.7 million as compared to $6.3 million in 1995. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment was financed from existing cash and cash equivalent balances. Capital expenditures during the period were financed from existing cash balances and from borrowing under the Company's bank line of credit.

         Net cash provided by financing activities for the nine months ended September 30, 1996 was $11.9 million compared with $6.1 million for the same period in 1995. The Company generated $1.8 million and $6.2 million in the nine months ended September 30, 1996 and 1995, respectively, through sales of its common stock. Additionally, the Company borrowed $10.2 million on its bank line of credit during the nine months ended September 30, 1996 to finance working capital requirements and capital expenditures as discussed above.

         The loss for the quarter caused the Company to be out of compliance at September 30, 1996 with certain financial covenants under its $20.0 million revolving line of credit with the First National Bank of Boston and Wells Fargo Bank (the FNBB line). The Company has reached an agreement in principle with its banks to amend the FNBB Line to provide additional flexibility with respect to certain covenants which will allow the Company to more adequately meet its working capital requirements. At September 30, 1996, the Company had $19.3 million available for borrowing with an outstanding balance of $10.2 million. The FNBB line requires the Company to maintain certain covenants on a quarterly basis based on leverage and profitability and prohibits the payment of dividends and certain types of merger transactions without the prior approval of the banks.


OTHER MATTERS

         Mexico Operations
         The Mexican Peso experienced significant devaluation relative to the U.S. Dollar in December 1994 and early 1995. Peso-based operating costs are primarily wages and benefits for the Company's Mexican hourly union employees. The initial devaluation had the effect of reducing Mexican labor cost by nearly 40%. Since that time however , savings have been partially offset by a series of four wage increases averaging 7-10% each. The Peso has experienced further devaluation over the past six month period prompting the Mexican government to mandate a 17% increase in the minimum wage effective December 1, 1996. It is expected that the Company will continue to respond proportionately to minimum wage increases. The Company does not believe that future wage increases will exceed the benefit of the devaluation. However, there can be no assurance that future currency fluctuations and government-mandated wage increases will not have a material effect on the Company's business, financial condition and results of operations.

         Thailand Operations
         On August 27, 1996, the Company announced the establishment of a joint venture with Hana Microelectronics, a diversified electronics manufacturer headquartered in Thailand, to produce and test advanced chip-on-flex and surface mount technology assemblies. The venture, ADFlex Thailand Limited, is 80% owned by the Company. The Company is in the process of transferring equipment and technical expertise from its existing operations and anticipates beginning initial shipments in the fourth quarter of 1996.

         Foreign Operations
         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Havant, United Kingdom. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. In light of the Company's increased international presence, the Company is in the process of developing and implementing a foreign exchange policy to mitigate against the risk of foreign currency fluctuations in its operations. All of the Company's sales for the three and nine months ended September 30, 1996 were in United States dollars.

         Future Operations
         The Company conducted environmental studies of its facility in Chandler, Arizona which discovered a limited amount of soil contamination that may require remediation. While the investigation of the extent of this contamination has not been completed, based on the preliminary information currently available to it, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse effect on its operations or financial condition; however, given the uncertainties associated with environmental contamination, until a full investigation is completed there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements with Rogers Corporation (Rogers) through which the Company acquired its U.S. and Mexico flex business, Rogers has retained all environmental liabilities existing prior to the date of the transaction. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if pre-closing environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers have submitted a remediation plan to the appropriate Mexican authorities and are currently awaiting approval. The sellers' obligation for cost of remediation is limited to $2,500,000. A total of $975,000 is being held in escrow pending sellers' performance of their environmental obligations under the agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to fluctuating net sales and margins and their effect on the company's profitability, risks of customer concentration and dependence on the hard disk drive industry, risks of foreign operations, risks of future order cancellations and delays, magneto-resistive technology issues, environmental matters and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Quarterly Report on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996, and other Securities and Exchange Commission filings.

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

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

           (11.1)    Computation of Net Income Per Share

         (b)      Reports on Form 8-K.

                  One report on Form 8-K was filed by the Company for the three months ended September 30, 1996. The report, dated July 10, 1996 and filed July 12, 1996, covered the Company's adoption of a Preferred Share Rights Agreement, pursuant to which the Board of Directors declared of a dividend of one Preferred Share purchase right for each outstanding share of $0.01 Common Stock of the Company. The description and terms of the Rights are set forth in the Preferred Shares Rights Agreement, dated July 10, 1996, between the Company and First National Bank Boston, N.A. as Rights Agent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADFlex Solutions, Inc.


Date:  11/13/96                   By /s/  Dale J. Bartos
     ----------------               -------------------------------------------
                                  Dale J. Bartos
                                  Chief Financial Officer, Treasurer
                                  (Duly Authorized Officer, and
                                  Principal Financial and Accounting Officer)