Form 10-K
period 1996-12-31
ADFLEX SOLUTIONS INC
filed 1997-03-27
CIK 925743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)

        For the transition period from _______________ to _______________
                         Commission file number 0-24416

                             ADFLEX SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
               DELAWARE                            04-3186513
    (State or other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

              2001 WEST CHANDLER BOULEVARD, CHANDLER, ARIZONA 85224
               (Address of Principal Executive Offices, Zip Code)
                                 (602) 963-4584
              (Registrant's Telephone Number, Including Area Code)
                 Securities registered pursuant to Section 12(b)
                 of the Act: NONE
                 Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.01 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,283,876, based on the closing sale price as reported by the Nasdaq National Market on March 17, 1997.

         The number of outstanding shares of the registrant's $0.01 par value Common Stock as of March 17, 1997 was 8,680,952.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the ADFlex Solutions, Inc. 1996 Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

(2) Portions of the Proxy Statement dated March 19, 1997 in connection with the Annual Meeting of Stockholders to be held on April 22, 1997 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.    BUSINESS.

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

           ADFlex Solutions, Inc. ("ADFlex" or the "Company") is a leading U.S. supplier of flexible circuit-based interconnect solutions. Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, that are used to interconnect electronic devices. Flexible circuit-based interconnects ("flex-based interconnects" or "flex") may incorporate any number of components such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flex circuit. The Company provides its customers with a total interconnect solution from initial design through fabrication, assembly and functional testing. The Company's principal target customers provide products to segments of the computer, computer peripheral, communications and high-end consumer industries where miniaturization is a driving factor and flex-based interconnects are an enabling technology. Applications for flex-based interconnects include computer storage devices, such as hard disk drives, tape drives and arrays, notebook computers, portable communication devices such as cellular telephones and pagers, and high-end consumer products such as compact disk players. Users are demanding that these products be smaller, lighter and more affordable. To meet these demands, systems manufacturers are increasingly relying on flex-based interconnect solutions because they eliminate the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure.

           The Company was organized under Delaware law in February 1993 to acquire certain assets and assume certain liabilities of the flexible interconnections division of Rogers Corporation ("Rogers"). The Rogers acquisition was consummated on June 28, 1993.

           Prior to 1996, the Company was engaged primarily in the fabrication of flexible circuits, capitalizing on its advanced manufacturing technology and high-volume production capabilities. Effective December 31, 1995, in a strategic move towards vertical integration, the Company acquired the flexible interconnect division and certain net assets of Xyratex, now operating as ADFlex Solutions Limited ("ADFlex U.K."), located in Havant, England. The division is engaged in advanced assembly technology and assembly processes, including the attachment of ICs and surface mounted components onto flexible circuits. The acquisition enables the Company to provide its customers with a single source solution to their interconnect requirements.

           The hard disk drive ("HDD") market represents the Company's predominant market, accounting for 55%, 51% and 62% of net sales in 1994, 1995 and 1996, respectively. During early 1996, certain of the Company's HDD customers experienced structural and strategic changes that negatively impacted the Company's results for 1996. Quantum Corporation ("Quantum") announced an exclusive manufacturing agreement to purchase all of its HDD products from a Japanese company. This relationship redirected all of Quantum's flex requirements to a local Japanese supplier. Further, Hewlett-Packard Company announced its complete withdrawal from the HDD business, resulting in unexpected and significant order cancellations in the year. Also, during the first half of 1996, several key HDD customers experienced product delays in high-end, high capacity drive programs relating to the integration of new magneto-resistive ("MR") recording head technology, thus reducing anticipated orders for the year.

           In August 1996, the Company expanded its worldwide manufacturing operations, announcing the establishment of a joint venture in Lamphun, Thailand, with Hana Microelectronics ("Hana") to produce and test advanced chip-on-flex and surface mount technology assemblies. The joint venture, ADFlex Thailand Limited ("ATL"), is 80% owned by the Company. Initial shipments from Thailand began in the fourth quarter of 1996.

           At the close of the third quarter of 1996, in response to lower than expected revenues at the ADFlex U.K. facility, the Company announced that it intended to restructure its assembly operations in the U.K. and transfer production to Thailand. The shifting of labor intensive production from the U.K. to Thailand is expected to reduce manufacturing costs and produce efficiencies derived from the Thailand facility's proximity to a number of existing and prospective customers in Southeast Asia. The transition is expected to take place throughout the first half of 1997. The Company anticipates that the benefits associated with the restructuring will not be fully realized until the second half of 1997. Following the restructuring, the Company plans on maintaining a technology development center and a sales and service organization in the U.K. to support its European customers.

           As a result of the restructuring, the Company recorded the following in the third quarter of 1996: $13.5 million write-off of intangible assets; $8.8 million write-down of property, plant and equipment; and $6.9 million in employee and lease termination charges. Through December 31, 1996, the Company had paid out $0.3 million in employee termination costs. The Company expects to pay out $4.1 million of the employee and lease termination costs in 1997 and an additional $2.5 million in 1998.

THE ADFLEX SOLUTION

           The Company provides flex-based interconnect solutions to meet the needs of systems manufacturers in selected, growing segments of the computer, computer peripheral, communications and high-end consumer markets. The Company combines superior design, low-cost/high volume circuit fabrication, flex assembly and functional testing as an integrated source for flexible interconnect solutions.

           DESIGN EXPERTISE. The flex-based interconnects manufactured by the Company are designed specifically for each application and customer product, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has assembled a team of experienced systems packaging and flex-based interconnect design engineers. These engineers, acting as consultants, assist customers in designing and manufacturing cost-effective flex-based interconnect solutions for their most demanding packaging and interconnect problems. By working closely with a systems manufacturer from the beginning of the design process, the Company delivers competitively-priced flex-based interconnects that meet the manufacturer's feature and performance requirements. The Company is recognized as a flex technology leader, particularly with respect to fine-line, single- sided circuit technology and flex-based assembly technology, and continues to invest in technology to respond to the needs of its customers.

           SERVICE EXCELLENCE. In 1993, the Company implemented an organization-wide program to achieve excellence in customer service. Company management has positioned the customer service program as a high priority at all levels of the organization, and the Company believes that excellent customer service is an integral part of its culture. As part of the customer service program, Company personnel are organized into customer-focused business units comprising design engineering, customer service, field support, manufacturing and quality personnel. These business units support the customer's requirements from initial design and prototyping, through volume manufacturing to the end of a product's life.

           COMPETITIVE PRICING. The Company believes that it enjoys a cost advantage based on a manufacturing process designed to optimize the utilization of labor and capital, the close proximity (approximately 200 miles) of its two North American manufacturing locations, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. In addition, the Company believes that the integration of assembly technology with manufacturing technology and high volume production capabilities will over time provide improvements in production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses. The Company also believes that its cost advantages have enabled competitive pricing of flex-based interconnect solutions by the Company to its customers. There can be no assurance, however, that the Company's existing cost advantage will be sustained or that integration of assembly technology will result in further cost advantages.

           INTEGRATION OF FABRICATION AND ASSEMBLY. Historically, the specialized and capital intensive nature of flex production compelled companies in the Company's industry to specialize in one or two major segments of the flex production process, typically either design and fabrication, or assembly and testing. In the past, a circuit fabricated by the Company often was sent elsewhere for assembly and testing before being shipped to the end customer. The ADFlex U.K. acquisition allows the Company to provide its customers with complete, fully-tested flex-based interconnects from custom design through fabrication, assembly and complete functional testing. The Company believes that the integration of expertise in state-of-the-art assembly technology and processes obtained in the U.K. acquisition with the Company's fabrication technology and high-volume production capabilities will enable the Company to deliver significantly shorter cycle times to its customers. By helping its customers reduce their time to market, the Company believes that it will contribute to their success and, in so doing, gain a competitive advantage over other suppliers which are engaged in only one part of the process. There can be no assurance that the Company's competitors will not seek to duplicate the integration the Company has attained through the U.K. acquisition.

STRATEGY

           The Company's objective is to become the leading supplier of interconnect solutions for systems manufacturers in its targeted end-user markets. The Company's strategy to achieve this objective is to: (i) target growing end-user markets that utilize polyimide flex-based interconnects; (ii) target customers within these growing markets that have a market leadership position, a need for value-added assembly, and with whom the Company believes it can become a preferred supplier; (iii) achieve and maintain high customer satisfaction through continuous quality improvement, shorter manufacturing cycles, quicker design cycles and lower costs; (iv) leverage established customer relationships to increase the Company's share of total requirements and expand its value-added assembly; (v) diversify applications for the Company's flex; (vi) diversify the geographic scope of the Company's sales; and (vii) focus research and development efforts on technologies that offer the Company a competitive advantage. The Company believes that its strategy has been the principal determinant of its success to date.

CURRENT PRODUCT APPLICATIONS

           In the past, most of the Company's sales were derived from customers supplying the HDD market. The Company has been successful in expanding its product diversity in an effort to reduce its dependency on the HDD market, as evidenced by a decrease in HDD sales concentration from 70% in 1993 to 51% by the end of 1995. Immediately following the acquisition of ADFlex U.K. on December 31, 1995, the Company's concentration of HDD sales increased to 70%. Through ongoing diversification and new market expansion efforts, the Company was able to reduce this concentration to 62% by the end of 1996. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to increase and to continue to represent the majority of net sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry would have a material adverse effect on the Company's operating results.

           The following describes the primary product applications for which the Company is shipping volume production as of March 1, 1997:

           - HARD DISK DRIVES. The HDD market uses flex as head interconnects to read and write information to and from the disk. In HDD applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. Mounting an unpackaged die directly onto the flexible circuit substrate ("chip-on-flex") is becoming the predominant interconnect technology for these applications.

           - NOTEBOOK COMPUTERS. Early applications for flex in notebooks were mainly as interconnects from the motherboard to the liquid crystal display ("LCD") and occasionally as shielded jumpers. The number of flex-based interconnects per notebook is increasing. More recently, systems have used as many as 10 flex interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flex assemblies, track ball/mouse button flex-based assemblies and various other shielded jumpers.

           - ARRAYS. Large individual drive storage systems are being replaced by arrays of less expensive disk drives or tape drives. The growth of personal computer networks has generated a growth in small arrays for local area network storage. In addition to the flex-based interconnects inside each of the individual drives, controlled impedance flex interconnects are used to connect the back of the drives to standard interface boards.

           - TAPE DRIVES. The use of tape drives for storage and back-up is growing significantly. These devices use flex as head interconnects to read and write information to and from the tape.

           - OTHER COMPUTER/PERIPHERALS. Computer workstations, document scanners and printers also make use of flex-based interconnects. Certain products and applications have similar packaging and interconnection requirements and growth opportunities when compared to the primary end-user markets served by the Company.

           - PORTABLE COMMUNICATIONS. The use of polyimide flex in portable communications devices such as cellular telephones has increased significantly over the last few years as the space, weight and functionality challenges are becoming more difficult. In some cellular telephones, flex substrates replace rigid circuit boards, connectors and cables and thereby reduce space, weight and cost. Combining the portable system unit growth with expanded applications of flex should accelerate the growth of this application.

           - CD-ROMS. CD-ROMs are growing in consumer applications where higher capacity and quicker access time, compared to tape drives, are needed. These devices use flex as head interconnects to read information from the compact disk.

SALES AND SUPPORT

           The Company has organized its sales and support effort into business units, dedicating each unit to a small group of customers having similar requirements. Each business unit is headed by a business unit manager, and is composed of sales, design, quality and manufacturing engineers, customer service representatives, purchasing agents and material and production control planners. When a target customer submits a request for prototypes to the Company, it is assigned to a specific business unit. From that point forward, the business unit is responsible for developing and expanding the Company's relationship with the customer to the point where the Company becomes a preferred supplier. By organizing on the basis of its customers rather than by function, the Company believes that it has developed a competitive advantage because it can respond more quickly to the needs of its customers.

           The business unit design and manufacturing engineers work cooperatively with a customer's design engineers to arrive at cost-effective flex solutions that meet the performance and quality specifications of each product provided to the customer. The business unit then works with the Company's manufacturing operations personnel to coordinate a timely and effective integration of the product into the manufacturing process from prototype through the production ramp, assembly (if required) and functional testing. If the program includes component assembly, the engineers, working with the Mexico, U.K. or Thailand assembly operations, the customer service representatives, and planning and purchasing, ensure that all of the component specification, assembly and test standards and delivery requirements are understood and properly integrated into the manufacturing process. The Company's customer service representatives work with the customer's purchasing or project representatives on an ongoing basis to implement changes to the schedule or product specification.

           In Southeast Asia, the Company is represented by agents located in Singapore, Thailand, Korea, Malaysia, Taiwan and Hong Kong who provide on-site manufacturing support to customers with final assembly plants located in those regions. In Europe, the Company is represented by ADFlex U.K and by agents in other European countries for the same purpose. The individual agents dedicated to the Company are trained on the specifics of the Company's design rules, application philosophies and process technology. Currently, substantially all of the customer design activity is based in the United States, the United Kingdom and Taiwan.

           The Company custom manufactures its flex-based interconnects after design efforts are coordinated and prices negotiated directly with the systems manufacturers. Specific products are then delivered to the systems manufacturer or, in some circumstances, sold at the request of the systems manufacturer to a contract assembler for further assembly. The destination of the Company's products has no significant effect on its results of operations because the Company's principal relationship is with the systems manufacturer.

           Sales to three end customers accounted for approximately 48% of net sales in 1994, 53% of net sales in 1995 and 55% of net sales in 1996. In particular, net sales to Seagate Technology, Inc. accounted for approximately 19%, 21% and 35% of net sales during these periods.

           In 1994, 1995 and 1996, shipments to contract assemblers were 30%, 33% and 14% of net sales, respectively. In these periods, 19%, 19% and 8% of net sales, respectively, were made to Smartflex Systems, Inc. ("Smartflex"). All of the shipments to Smartflex were for customers supplying the HDD market segment. A director of the Company who resigned in January 1996 was also a director of Smartflex at that time.

           The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets, would have a material adverse effect on the Company's business, financial condition and results of operations.

FOREIGN SALES AND OPERATIONS

           During 1994, 1995 and 1996, international sales accounted for approximately 35%, 43% and 48% of net sales, respectively, most of which went to Asian manufacturing facilities of United States-based customers. All of the Company's sales in 1996 were made in United States Dollars.

           The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico, Havant, United Kingdom and Lamphun, Thailand. In Mexico, the Company's employees are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican labor laws. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include potential border crossing difficulties, currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, changes in political climate, difficulties in coordinating and managing foreign operations, labor union issues, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

           On August 27, 1996, the Company announced the establishment of ATL to produce and test advanced chip-on-flex and surface mount technology assemblies. The Company is in the process of transferring equipment and technical expertise from its existing operations to Thailand. Initial shipments from Thailand began in the fourth quarter of 1996.

           The Company's U.K. operation performs assembly of components on flexible circuits primarily for high capacity HDDs. During 1996, the U.K. operation experienced a reduction in sales levels of nearly 40% from levels maintained in the latter part of 1995. The reduction is sales was primarily related to delays in the introduction of MR drives by certain customers of the Company, the decision by one customer to exit the disk drive business, and the decision by an HDD manufacturer to cease manufacturing operations and shift all production responsibility to Japan. The reduction in revenues resulted in decreased capacity utilization. Additionally, manufacturing yields on certain new parts were substantially lower than anticipated by the Company in the third quarter of 1996. As a result of lower revenues and decreased utilization and the resulting negative impact on the Company's financial position, the Company announced at the close of the third quarter of 1996 that it would restructure its assembly operation in the U.K and transfer assembly operations from the U.K to Mexico and Thailand. During this transfer, the U.K. operation will continue to fulfill the requirements of the Company's customers. Following the restructuring, the Company will maintain a technology development center and a sales and service organization in the U.K. to support its European customers. The Company expects that the shifting of labor-intensive production from the U.K. to Thailand will reduce manufacturing costs and produce gains through efficiencies derived from the Thailand facility's proximity to a number of existing and prospective customers in Asia, although no assurance can be given that such will be the case. The Company anticipates that the benefits, if any, associated with the transfer to Thailand and Mexico will not be realized until the middle of 1997.

           The Mexican Peso experienced significant devaluation relative to the U.S. Dollar in December 1994 and early 1995. The Company maintains all significant Mexico-related assets, including inventory, accounts receivable and most capital equipment, on the Company's books in U.S. Dollars and only converts enough U.S. Dollars into Pesos to fund Peso-based operating costs for one to six weeks. Peso-based operating costs are primarily wages and benefits for the Company's Mexican hourly union employees. The initial devaluation had the effect of reducing Mexican labor costs by nearly 40%. Since that time, however, these savings have been partially offset by a series of three wage increases each ranging from 7-10% in response to Mexican government-mandated increases in minimum wages. Further, the Mexican government mandated a 17% increase in the minimum wage effective December 1, 1996. It is expected that the Company will continue to respond proportionately to minimum wage increases. The Company does not expect that future wage increases will exceed the benefit of the devaluation. However, there can be no assurance that future currency fluctuations and government-mandated wage increases will not have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGY

           DESIGN TECHNOLOGY. The Company has developed design methodologies that solve interconnection problems using high density single-sided circuits with lower cost than double-sided and multi-layer solutions. The Company also designs and produces complex double-sided and multi-layer flex for applications that cannot be implemented with single-sided circuits. The Company will continue to improve its computer-based design tools to more quickly design new flex-based interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process.

           CIRCUIT FABRICATION. The Company specializes in fine line polyimide flex and has pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to- roll subtractive fine line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film which is adhesive-bonded to treated copper foil. Very accurate images (down to 0.003") are produced in photoresist. Circuit conductors are then formed by chemically etching the underlying copper foil. Coverfilm materials with pre-punched windows are laminated to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed surfaces are then coated with solder for surface mount or bondable gold for chip-on-flex applications. Laser processing is used to create various openings in polyimide and adhesive materials.

           ASSEMBLY AND TEST TECHNOLOGY. The Company applies advanced assembly technology to provide flexible circuit interconnect assemblies to its customers. For many years, the Company (including the former Rogers flex division) has assembled passive electrical and various mechanical components, including connectors, speakers, stiffeners, resistors, capacitors and brackets, to its flex using primarily manual processes in its plants in Mexico. With the U.K. acquisition, the Company expanded its capability to include the assembly of integrated circuit devices and functional testing of these flex-based assemblies.

MANUFACTURING

           The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Company received ISO 9001 certification of its U.S. operations in 1996, received ISO 9002 certification of its Mexican operations in early 1997, and expects to receive ISO 9002 certification of its Thailand operations by the end of 1997.

           The manufacturing organization is structured by process to optimize the utilization of equipment and technical resources. With respect to the Company's North American operations, labor intensive circuit-finishing operations, such as coverfilm lay-up, lamination, solder application and excision, as well as assembly and final inspection are done at four integrated locations in Agua Prieta, Mexico with an aggregate of approximately 245,000 square feet of space. The Company, including the former Rogers flex division, has been operating in Mexico since 1972 and believes it has established a dependable, well-trained hourly work force. However, an increase in employee turnover could have a material adverse effect on the Company's business, financial condition and results of operations.

           The U.K. acquisition provided the Company with enhanced manufacturing capabilities in the areas of fabrication capacity and high-level assembly, including chip-on-flex and surface mount assemblies. The Company is in the process of transferring its U.K. assembly operations to Mexico and Thailand. See "Business -- Foreign Sales and Operations."

SUPPLIERS

           The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. For components, the Company typically makes short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to six month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for ADFlex. In most cases, suppliers are approved, and are often dictated, by the Company's customers. For process chemicals, the Company relies on key suppliers. Alternate chemical products are available from other sources but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. The Company has attempted to mitigate these risks by identifying stable companies with leading technology and delivery positions.

           The Company entered into a supply agreement with Rogers, acting through Rogers' Circuit Materials Unit, for the supply of certain materials, including laminates, films, bondply, copper foil and heat treated polyimide, used in the Company's flex-based interconnects. In the United States, these products are available only from a limited number of suppliers. The agreement expires on December 31, 1998 and can be terminated prior to expiration by mutual consent or for material breach upon 30 days' notice. Under the supply agreement, ADFlex has agreed to purchase a percentage of its circuit materials needs from Rogers for a certain period of time, assuming that Rogers is able to meet the materials specifications, performance requirements and delivery as required by the Company and its customers. To date, Rogers has met all of the conditions of the supply agreement.

           While viable alternate suppliers for the components, process chemicals and materials currently being acquired from Company suppliers, including Rogers, exist, because of the Company's limited inventory of raw materials and tight manufacturing cycles, any unanticipated interruption of supply would have a short term material adverse effect on the Company.

           ADFlex purchases connectors from multiple sources including AMP, a stockholder of the Company. ADFlex payments for purchases from AMP totaled approximately $670,000 in 1994, $1,559,000 in 1995 and $2,582,000 in 1996. The
Company has no purchase contract or other product-related agreements with AMP for the supply of connectors. On March 31, 1994, AMP acquired a minority equity interest in the Company, and on June 2, 1994, AMP's nominee to the Company's Board of Directors, Richard P. Clark, was elected by the Company's stockholders. The right of AMP to nominate a member of the Board was terminated effective September 27, 1994 upon the Company's initial public stock offering. Mr. Clark is President and Chief Executive Officer of an AMP subsidiary, and continues to serve on the Company's Board of Directors.

COMPETITION

           The flex-based interconnect market is differentiated by customers, markets and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the bases of design capabilities, price, quality and responsiveness, including the ability to ramp rapidly up to and down from volume production. The Company believes that once a systems manufacturer has selected a particular vendor to design and manufacture a flex-based interconnect product, the systems manufacturer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flex-based interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

           Historically, the specialized and capital intensive nature of flex production compelled companies in the Company's industry to specialize in one or two major segments of the flex production process, typically either design and fabrication, or assembly and testing. In the past, a circuit fabricated by the Company often was sent elsewhere for assembly and testing before being shipped to the end customer. Through the Company's U.K. acquisition, these processes have been integrated.

           The Company experiences competition worldwide from a number of leading foreign and domestic flex providers, such as Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura"), Multi-Fineline Electronix ("M-Flex"), Sheldahl, Inc. ("Sheldahl") and Parlex Corporation ("Parlex"). NOK and Fujikura are Japan-based suppliers substantially larger than the Company with greater financial and other resources. Although the Company believes that a significant portion of the sales of these companies are in direct competition with the Company, the Company also believes that both of these competitors derive a majority of their revenues from Japan-based system manufacturers in the consumer goods market segment. M-Flex, Sheldahl and Parlex are U.S.-based flexible circuit manufacturers that have lower sales of polyimide flex than the Company and have historically targeted suppliers of computers, communications and automotive services, and the military, respectively. The Company believes that it currently competes favorably with its flex competitors in the end-user markets it serves because of its design expertise, service and competitive pricing. The Company believes that it currently provides many assembly services to its customers that its key flex-interconnect competitors do not offer.

           The Company now competes in assembly matters with leading assembly providers such as Smartflex Systems, Inc. and Solectron Corp. The Company believes that competition in assembly matters is primarily driven by availability of assembly technology, price and cycle time. The Company believes that it will compete favorably with these competitors because it offers its customers a complete flex solution including design, fabrication, assembly and testing.

           There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies or that the Company will be able to compete successfully in the future.

INTELLECTUAL PROPERTY

           The Company believes that, due to its customers' demands for rapid technological change and the resulting limited product life-cycles, the success of its business depends more on the technical and engineering expertise, creativity and marketing abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company currently owns 22 United States patents and one foreign patent that expire through 2010, and has seven foreign patent applications pending. The Company also owns a royalty-free license to use four IBM patents in exchange for a cross license of certain Company patents. There can be no assurance that any patents issued to the Company will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company.

           The Company also has registered United States and foreign trademarks. In addition, Rogers and Xyratex have each granted to the Company a nonexclusive, royalty-free license with respect to other intellectual property used in the Company's business. The Company also relies upon trade secret protections for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its customers, vendors, consultants and employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets.

           No claims have been asserted against the Company for infringement of the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

ENVIRONMENTAL CONTROLS

           The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials used to manufacture the Company's products. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the results of operations of the Company.

           The Company has conducted environmental studies of its facility in Chandler, Arizona, which discovered a limited amount of soil contamination that may require remediation. While the investigation of the extent of this contamination has not been completed, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse effect on its operations or financial condition. However, given the uncertainties associated with environmental contamination, until a full investigation is completed there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the Rogers acquisition, Rogers has retained all environmental liabilities existing prior to the date of that transaction. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if pre-closing environmental liabilities requiring remediation are discovered and the Company were unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

           In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated there is contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the seller pursued and received verbal approval of a remediation plan from the appropriate Mexican authorities whereby the seller's obligation for the costs of remediation is limited to $2,500,000. The seller will commence remediation activities once written approval is obtained from the Mexican authorities. A total of $975,000 is being held in escrow pending the seller's performance of its environmental obligations under the agreement.

           At this time, the Company does not anticipate any material amount of environmental-related capital expenditures for 1997 or 1998.

BACKLOG

           The Company has reduced its work-in-process cycle time, while maintaining low inventories, to be responsive to the production requirements of its customers and, therefore, its backlog at any particular time is generally low as orders are converted to work-in-process quickly. The Company's backlog at December 31, 1994, December 31, 1995 and December 31, 1996 was approximately $18.3 million, $16.7 million and $55.9 million, respectively. The Company includes in its backlog only those customer orders for which it has an accepted purchase order and assigned shipment date. Because of the Company's quick turn of orders to work-in-process, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement and, therefore, a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty.

EMPLOYEES

           As of March 1, 1997, the Company had a total of 4,812 employees, of which 4,417 were regular employees and 395 were temporary employees. Of the regular employees, 680 were based at the Company's facilities in Chandler, Arizona, 3,349 were based in Agua Prieta, Mexico, 176 were based in the United Kingdom and 212 were based in Thailand.

           The Company's future operating results depend in significant part upon the continued contribution of its officers and other key management and technical personnel, many of whom would be difficult to replace. None of such persons has an employment contract with the Company. The loss of any of these officers or key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

SEASONALITY

           All of the Company's sales are derived from custom-designed products to a limited number of customers in a concentrated number of markets. Typically, a substantial portion of sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company has relatively little visibility with respect to future orders and typically has a small backlog relative to total sales. As a result, the timing of sales may be affected by the ramping up to volume production, fluctuations in customer demand, introduction of replacement products or balancing of customer inventory. A significant decrease in the number or size of orders in any given quarter would have a material adverse impact on operating results. Because it is difficult for the Company to readily reduce spending in areas such as fixed manufacturing costs, research and development and ongoing customer service, a reduction in sales in any quarter could have a material adverse impact on near-term profit margins. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the Company's Common Stock.

RISK FACTORS

           The Company's business, financial condition and results of operations are subject to numerous risks and uncertainties, including but not limited to, the Company's ability to sustain its cost advantage over existing and future competitors; the risks that the Company's competitors may seek to duplicate the integration the Company has achieved; the risk that the Company's strategy may not continue to succeed; the concentration of the Company's sales in markets and customers and the risk of a downturn in those markets or loss of or reduction in orders by those customers; the risks inherent in foreign operations; the risk of turnover in manufacturing employees, officers, key management and technical personnel; the risk of unanticipated interruptions of supplies; barriers to the Company entering other markets; the risk that the Company's intellectual property protections may not provide a competitive advantage and may not preclude others from offering similar products; the risk that third parties may assert proprietary rights infringement claims against the Company; environmental risks; seasonality of operations; the risk of fluctuations in operating results and the price of the Company's Common Stock; and the risk that the Company may not be able to obtain additional capital when needed and on reasonable terms. See "Business--The ADFlex Solution--Competitive Pricing," "--The ADFlex Solution--Integration of Fabrication and Assembly," "--Strategy," "--Current Product Applications," "--Sales and Support," "--Foreign Sales and Operations," "--Manufacturing," "-- Suppliers," "--Competition," "--Intellectual Property," "--Environmental Controls," "--Employees," and "-- Seasonality."

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in customers and markets, and in particular the HDD market, which has caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which could materially adversely affect operating results; the risk that growth in demand for products that use flex, and corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's transition of manufacturing to Thailand will be delayed or disrupted, or that such transfer will not result in increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; the risk that margins will continue to be negatively impacted by higher material content of flex products; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean up of the Mexican manufacturing facility; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock, and other risks detailed herein and from time to time in the Company's other Securities and Exchange Commission filings.

ITEM 2.    PROPERTIES.

           The Company's U.S.-based executive offices and its research and development, administrative and circuit fabrication manufacturing facilities are located in a single leased facility in Chandler, Arizona consisting of approximately 150,000 square feet. The lease for this facility expires on June 30, 1997, subject to the right of the Company to extend the term of the lease for a period of an additional five years upon written notice to the lessor. The lessor of the facility is an affiliate of Rogers. In connection with the Rogers acquisition, the Company and its Mexican subsidiary guaranteed the performance of the Company's obligations under the lease. The Company is currently in the process of negotiating a renewal of the lease. Although no assurances can be given that the Company and Rogers can reach mutually agreed upon terms for the renewal, management believes, based on discussions to date, that an agreement will be reached.

           The Company's Mexico-based circuit finishing and circuit assembly facilities are located in three leased facilities and one owned facility in Agua Prieta, Mexico containing an aggregate of approximately 245,000 square feet. The lease for the ADMex 1 facility expires in April 1997, subject to three, two-year renewal options held by the Company. The leases for the ADMex 2 and 3 facilities expire in June 1997, subject to a one-year renewal option held by the Company.

           The Company's U.K.-based executive offices and research and development, administrative and circuit fabrication, finishing, assembly and testing facilities are located in one leased facility in Havant, United Kingdom containing approximately 50,000 square feet. The ten-year lease was executed by the Company with an affiliate of Havant International Holdings Limited as part of the U.K. acquisition. In connection with the transfer of the Company's U.K. manufacturing operations to Thailand, the Company and the lessor have amended the lease to provide for its termination during 1997 and payment by the Company of certain termination charges.

           The Company's circuit finishing and circuit assembly facility in Thailand is located in one leased facility comprising 20,000 square feet. The lease is with Hana, the Company's joint venture partner in ATL, and expires in August 1999, subject to automatic, one-year renewal terms.

           The Company believes that its existing facilities in Arizona, Mexico, the U.K. and Thailand are adequate to meet its current requirements, and that suitable additional space or substitute space is readily available as needed.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not currently a party to any material legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted during the fourth quarter of 1996 to a vote of the Company's securities' holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information required by this item is contained in the section captioned "Securities Information," on page 30 of the ADFlex Solutions, Inc. 1996 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information required by this item is contained in the section captioned "Selected Financial Data," on page 29 of the ADFlex Solutions, Inc. 1996 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 9-13 of the ADFlex Solutions, Inc. 1996 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this item is contained on pages 14-28 of the ADFlex Solutions, Inc. 1996 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

           Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held April 22, 1997. Certain information included in the Proxy Statement is incorporated herein by reference. The Company disseminated the Proxy Statement to stockholders on or about March 24, 1997.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), required by this item is contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" at pages 2-3 and page 20, respectively, of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information required by this item is contained in the sections captioned "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Comparison of Stock Performance" at pages 8-14 of the Proxy Statement and, except as noted below, is incorporated herein by reference.

           Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Report on Form 10-K, the "Compensation Committee Report on Executive Compensation" and "Comparison of Stock Performance" graph in the Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of SEC Regulation S-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item is contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management," at pages 5-7 of the Proxy Statement, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this item is contained in the section captioned "Certain Relationships and Related Transactions," at pages 18-20 of the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)        1. FINANCIAL STATEMENTS.

           The following financial statements are incorporated by reference into this Report:

           (i)    Consolidated Balance Sheets - December 31, 1996 and 1995

           (ii) Consolidated Statements of Operations - years ended December 31, 1996, 1995 and 1994

           (iii) Consolidated Statements of Equity - years ended December 31, 1996, 1995 and 1994

           (iv) Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995 and 1994

           (v)    Notes to Consolidated Financial Statements

           (vi)   Report of Independent Auditors

           2.  FINANCIAL STATEMENT SCHEDULE.

           The following financial statement schedule of ADFlex Solutions, Inc. for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

           Independent Auditor's Report on Schedule (included in Consent of Ernst & Young LLP). See Exhibit 23.1

           Schedule  II - Valuation and Qualifying Accounts and Reserves.......................S-1

           Schedules not listed above have been omitted because they are not applicable or are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           3. EXHIBITS.

               Number                  Description
             ---------------         ----------------------------------------------------------------------
                2.1(1)               Asset Purchase Agreement between the Registrant and Rogers Corporation dated June 28, 1993
                2.2(1)               Asset Purchase Agreement between ADFlex Mexico S.A. de C.V.
                                     ("ADMex") and Rogers Mexicana, S.A. de C.V. dated June 28, 1993
                2.3(2)               Share Sale and Purchase Agreement, dated January 7, 1996, between the
                                     Registrant and Havant International Holdings Limited
                2.4(2)               Letter, dated January 7, 1996,
                                     constituting the Disclosure Letter under
                                     the Share Sale and Purchase Agreement
                                     included as Exhibit 2.3
                3.1(1)               Restated Certificate of Incorporation
                3.2(1)               Bylaws
                3.3(6)               Amendment to Bylaws Adopted January 31, 1996
                4.1(1)               Specimen Common Stock Certificate

                4.2(7)               Rights Agreement, dated as of July 10,
                                     1996, between the Registrant and First
                                     National Bank of Boston, NA, including the
                                     Certificate of Designation of Rights,
                                     Preferences and Privileges of Series A
                                     Participating Preferred Stock, the form of
                                     Rights Certificate and the Summary of
                                     Rights attached thereto as Exhibits A, B
                                     and C, respectively.
                *10.1(1)             1993 Equity Incentive Plan
                *10.2(1)             1994 Stock Incentive Plan
                *10.3(3)             Amendment No. 1 to 1994 Stock Incentive
                                     Plan, effective as of April 18, 1995
                *10.4                Amendment No. 2 to 1994 Stock Incentive
                                     Plan, effective August 26, 1996
                *10.5(1)             401(k) Profit Sharing Plan
                *10.6(1)             1994 Employee Stock Purchase Plan
                *10.7(1)             Form of Indemnification Agreement entered
                                     into between the Registrant and its
                                     Directors
                10.8(1)              Equipment Lease Agreement, dated February
                                     23, 1994, between the Registrant and Ally
                                     Capital Corporation
                10.9(1)              Registration Rights Agreement, dated March
                                     31, 1994, among the Registrant, AMP
                                     Incorporated, Ampersand and Ampersand II
                10.10(1)             Letter, dated June 15, 1994, between the
                                     Registrant and Rogers Corporation
                10.11(1)             Registration Rights Agreement, dated March
                                     31, 1994, among the Registrant, Sachio
                                     Semmoto and Sachiko Semmoto
                *10.12(1)            Stock Option Agreement, dated June 2, 1994,
                                     between the Registrant and Steve Sanghi
                +10.13(1)            Supply Agreement, dated June 28, 1993,
                                     between the Registrant and Rogers
                                     Corporation
                +10.14(4)            Supply Agreement, dated June 29, 1995,
                                     between the Registrant and Rogers
                                     Corporation
                10.15(1)             Lease, dated June 28, 1993, between the
                                     Registrant and TL Properties, Inc.
                10.16(1)             Noncompetition and Nondisclosure Agreement,
                                     dated June 28, 1993, between the Registrant
                                     and Rogers Corporation
                10.17(1)             FID Intellectual Property Assignment and
                                     License Agreement, dated June 28, 1993,
                                     between the Registrant and Rogers
                                     Corporation
                10.18(1)             Joint and Several Guaranty, among the
                                     Registrant, ADFlex Mexico S.A. de C.V.,
                                     Rogers Corporation and TL Properties, Inc.
                10.19(1)             Agreement, dated April 14, 1993, between
                                     ADMex and Manual Flores
                10.20(1)             Agreement, dated January 15, 1993, between
                                     ADMex and Inmobiliaria Pericles, S.A. de
                                     C.V.
                10.21(1)             Agreement, dated January 15, 1993, between
                                     ADMex and Inmobiliaria Pericles, S.A. de
                                     C.V.
                *10.22(1)            ADFlex Solutions, Inc. Profit Sharing Bonus
                                     Plan
                *10.23(1)            ADFlex Solutions, Inc. Management Bonus
                                     Plan
                10.24(1)             Collective Bargaining Contract dated
                                     December 15, 1993 (Translation)
                10.25(1)             First Amendment to Lease, dated June 1994,
                                     between the Registrant and TL Properties,
                                     Inc.
                10.26(2)             Deed of Tax Covenant, dated January 7,
                                     1996, between the Registrant and Havant
                                     International Holdings Limited

                10.27(2)             Subordinated Debenture, dated January 7,
                                     1996, by Registrant in favor of Havant
                                     International Holdings Limited
                10.28(2)             Registration Rights and Standstill
                                     Agreement, dated January 7, 1996, between
                                     the Registrant and Havant International
                                     Holdings Limited
                10.29(2)             License Agreement, dated January 8, 1996,
                                     between Havant International Limited and
                                     Polene Limited
                10.30(2)             Supply Agreement, dated January 7, 1996
                ++10.31(2)           Services Agreement, dated January 3, 1996,
                                     between Polene Limited and Havant
                                     International Limited
                10.32(2)             Assignment of Intellectual Property, dated
                                     January 8, 1996, between Polene Limited and
                                     Havant International Limited
                10.33(2)             Agreement for the Sale and Purchase of the
                                     Businesses and Assets of Havant
                                     International Limited, dated January 3,
                                     1996, between Havant International Limited
                                     and Polene Limited
                10.34(2)             Agreement for the Sale of the Debtors and
                                     the Assumption of Certain of the
                                     Liabilities of Havant International
                                     Limited, dated January 4, 1996, between
                                     Havant International Limited and Polene
                                     Limited
                10.35(2)             Form of Lease between Polene Limited and
                                     Havant International Limited
                10.36                Agreement to Surrender a Lease, dated
                                     February 7, 1997, among the Registrant,
                                     ADFlex Solutions Limited, Havant
                                     International Holdings Limited and Havant
                                     International Limited, and letter relating
                                     thereto dated February 20, 1997
                10.37(2)             Corporate Guarantee, dated January 7, 1996,
                                     by the Registrant in favor of IBM United
                                     Kingdom Limited and International Business
                                     Machines Corporation
                10.38(2)             Operating Confidentiality Agreement, dated
                                     January 3, 1996, between Havant
                                     International Limited and Polene Limited
                10.39(2)             Deed of Assignment of UK Patent
                                     Applications, dated January 8, 1996,
                                     between Polene Limited and Havant
                                     International Limited
                10.40(2)             Deed of Assignment of Non-UK Patent
                                     Applications, dated January 8, 198, between
                                     Polene Limited and Havant International
                                     Limited
                10.41(5)             Bilateral Purchase and Sale Agreement,
                                     dated August 31, 1995, among Telson, S.A.
                                     de C.V., Zenith Electronics Corporation,
                                     ADFlex Mexico S.A. de C.V. and the
                                     Registrant
                10.42(5)             Credit Agreement, dated October 31, 1995,
                                     among the Registrant, The First National
                                     Bank of Boston and First Interstate Bank of
                                     Arizona, N.A.
                10.43(5)             Promissory Note, dated October 31, 1995,
                                     between the Registrant and The First
                                     National Bank of Boston
                10.44(6)             First Amendment to Credit Agreement, dated
                                     December 29, 1995, among the Registrant,
                                     The First National Bank of Boston and First
                                     Interstate Bank of Arizona, N.A.
                10.45(8)             Second Amendment to Credit Agreement, dated
                                     June 18, 1996, among the Registrant, The
                                     First National Bank of Boston and First
                                     Interstate Bank of Arizona, N.A.
                10.46                Master Agreement, dated April 16, 1996,
                                     between the Registrant and Hana
                                     Microelectronics Public Co., Ltd. ("Hana")
                10.47                Third Amendment to Credit Agreement, dated
                                     February 18, 1997, among the Registrant,
                                     the First National Bank of Boston and Wells
                                     Fargo Bank

                10.48                Security Agreement, dated February 18,
                                     1997, by the Registrant in favor of The
                                     First National Bank of Boston
                11.1                 Statement Regarding Computation of Earnings
                                     Per Share
                13.1                 Certain provisions of ADFlex Solutions,
                                     Inc. 1996 Annual Report to Stockholders
                16.1(1)              Letter from KPMG Peat Marwick
                21.1                 Subsidiaries of the Registrant
                23.1                 Consent of Ernst & Young LLP

------------------------------------


(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-80324) or amendments thereto, filed with the Securities and Exchange Commission on June 16, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated January 7, 1996

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1995

(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1995

(6) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995

(7)        Incorporated by reference from the Company's Form 8-K dated July 10,
           1996.

(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

+          Confidential treatment granted for portions of the exhibit.

++         Confidential treatment requested for portions of the exhibit.

* Constitutes a management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADFLEX SOLUTIONS, INC.
                                     (Registrant)

Date: March 19, 1997            By /s/ Rolando C. Esteverena
                                   -------------------------
                                   Rolando C. Esteverena
                                   President, Chief Executive Officer and
                                                 Director

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                                              Date
----                                        -----                                              ----
/s/ Rolando C. Esteverena                                                                      March 19, 1997
----------------------------------
Rolando C. Esteverena                       President, Chief Executive Officer and
                                            Director (Principal Executive Officer)

/s/ Margaret M. Sleeper
----------------------------------
Margaret M. Sleeper                         Vice President Finance, Secretary,                 March 19, 1997
                                            Acting Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


/s/ Steve Sanghi
----------------------------------
Steve Sanghi                                Director                                           March 19, 1997


/s/ Richard P. Clark
----------------------------------
Richard P. Clark                            Director                                           March 19, 1997


/s/ William Kennedy Wilkie
----------------------------------
William Kennedy Wilkie                      Director                                           March 19, 1997


/s/ Wade Meyercord
----------------------------------
Wade Meyercord                              Director                                           March 19, 1997

                                  EXHIBIT INDEX

10.36 Agreement to Surrender a Lease, dated February 7, 1997, among the Registrant, ADFlex Solutions Limited, Havant
          International Holdings Limited and Havant International
          Limited, and letter relating thereto dated February 20, 1997
10.46     Master Agreement, dated April 16, 1996, between the
          Registrant and Hana Microelectronics Public Co., Ltd.
          ("Hana")
10.47     Third Amendment to Credit Agreement, dated February 18,
          1997, among the Registrant, the First National Bank of
          Boston and Wells Fargo Bank
10.48     Security Agreement, dated February 18, 1997, by the
          Registrant in favor of The First National Bank of Boston
11.1      Statement Regarding Computation of Earnings per Share
13.1      Certain provisions of the ADFlex Solutions, Inc. 1996
          Annual Report to Stockholders
21.1      Subsidiaries of the Registrant
23.1      Consent of Ernst & Young LLP

                                                                  SCHEDULE II

                             ADFLEX SOLUTIONS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (in thousands)


                                             Beginning          Charges to                              Ending
Allowance for Returns and Doubtful            Balance           Costs and          Deductions          Balance
Accounts                                                         Expenses
----------------------------------           ---------          -----------        ----------          -------
Year ended December 31, 1994                     $360             $  281             $   --              $641

Year ended December 31, 1995                      641                154                153               642

Year ended December 31, 1996                      642              1,292              1,323               611
