Form 10-Q
period 1997-03-31
ADFLEX SOLUTIONS INC
filed 1997-05-15
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes __X__      No _____

The number of shares outstanding of the issuer's common stock, as of March 31, 1997:

                 COMMON STOCK, $.01 PAR VALUE: 8,680,952 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX



                                                                          Page
                                                                          ----
PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996............................3

         Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1997 and 1996......................4

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996......................5

         Notes to Condensed Consolidated Financial Statements...............6

        Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................7


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K..........................12


SIGNATURES.................................................................13


EXHIBITS

         (11.1) Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     March 31,    December 31,
                                                       1997          1996
                                                     ---------    ------------
ASSETS                                              (Unaudited)
Current assets:
   Cash & cash equivalents                            $ 3,195       $ 6,097
   Accounts receivable, net                            30,129        25,149
   Other receivables                                    1,128         1,475
   Inventories                                         14,011        14,990
   Deferred tax assets                                  2,510         2,505
   Prepaid taxes                                          831           795
   Other current assets                                 1,752           303
                                                      -------       -------
Total current assets                                   53,556        51,314
Property, plant & equipment, net                       34,335        34,297
Deferred tax assets                                     7,206         7,546
Other assets                                               25            24
                                                      -------       -------
                                                      $95,122       $93,181
                                                      =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                     $10,900       $10,000
   Accounts payable                                    18,839        19,882
   Accrued liabilities                                 12,933         9,679
   Current portion of long-term debt and
          capitalized leases                            2,657         2,651
                                                      -------       -------
Total current liabilities                              45,329        42,212
Accrued restructuring charges, non-current              2,500         2,500
Long-term debt and capitalized leases                   5,148         7,689
Minority interest in consolidated joint venture           509           491
Stockholders' equity                                   41,636        40,289
                                                      -------       -------
                                                      $95,122       $93,181
                                                      =======       =======

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1997         1996
                                                    --------     --------
Net sales                                           $ 48,221     $ 38,082
Cost of sales                                         40,789       30,884
                                                    --------     --------
   Gross profit                                        7,432        7,198

Operating expenses:
   Engineering, research & development                 2,218        1,666
   Selling, general & administrative                   3,367        3,189
   Amortization of intangible assets                      --          795
                                                    --------     --------
Total operating expenses                               5,585        5,650
                                                    --------     --------
   Operating income                                    1,847        1,548

Interest income                                           28           74
Interest expense                                        (433)        (234)
Other income (expense), net                             (212)         (37)
Minority interest in earnings of consolidated
joint venture                                            (18)          --
                                                    --------     --------
Income before income taxes                             1,212        1,351
Income taxes                                             339          511
                                                    --------     --------
Net income                                          $    873     $    840
                                                    ========     ========
Net income per share                                $   0.10     $   0.10
                                                    ========     ========
Common and common equivalent shares used
      in the calculation of net income per share       8,767        8,612
                                                    ========     ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                              1997         1996
                                                             -------     --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                   $   873     $    840
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Depreciation and amortization                               1,490        2,118
   Deferred taxes                                                335          171
   Changes in operating assets and liabilities:
      Accounts receivable                                     (4,980)     (12,034)
      Other receivables                                          347       (1,534)
      Inventories                                                979          143
      Other current assets                                    (1,485)        (375)
      Accounts payable and accrued liabilities                 2,211        6,749
                                                             -------     --------
NET CASH USED IN OPERATING ACTIVITIES                           (230)      (3,922)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                          (1,528)      (6,514)
Decrease in other assets                                          (1)          27
Decrease in acquisition payable                                   --      (12,375)
Investment in joint venture                                       18           --
                                                             -------     --------
NET CASH USED IN INVESTING ACTIVITIES                         (1,511)     (18,862)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                   900        7,600
Payments on capitalized lease obligations                        (35)         (41)
Payments on long-term debt                                    (2,500)          --
Issuance of common stock, net of expenses                        474          673
                                                             -------     --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES     (1,161)       8,232
                                                             -------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,902)     (14,552)
Cash and cash equivalents at beginning of period               6,097       15,699
                                                             -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,195     $  1,147
                                                             =======     ========

      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters also is not expected to be material.

(2)   ACCOUNTS RECEIVABLE, NET

      Accounts receivable consists of the following (in thousands):

                                                           March 31,     December 31,
                                                             1997            1996
                                                           ---------     ------------
         Accounts receivable trade                         $ 30,545        $ 25,760
         Allowance for doubtful accounts and returns           (416)           (611)
                                                           --------        --------
                                                           $ 30,129        $ 25,149
                                                           ========        ========

(4)   INVENTORIES

      Inventories consist of the following (in thousands):

                                 March 31,       December 31,
                                    1997             1996
                                 ---------       ------------
         Raw materials            $ 5,472          $ 8,152
         Work-in-process            8,117            6,690
         Finished goods               422              148
                                  -------          -------
                                  $14,011          $14,990
                                  =======          =======

(5)   ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                       March 31,      December 31,
                                         1997            1996
                                       ---------      ------------
         Salaries and benefits          $ 3,200          $2,830
         Income taxes payable             1,314             170
         Accrued interest                   229             864
         Accrued restructuring
         charges, current                 4,187           4,187
         Other                            4,003           1,628
                                        -------          ------
                                        $12,933          $9,679
                                        =======          ======

(6)   RESTRUCTURING CHARGES

      At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operation in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. To date, the Company has paid out $0.3 million in employee termination costs. The Company expects to pay out $4.1 million of the employee and lease termination costs in 1997 and an additional $2.5 million in 1998.

(7)   SUBSEQUENT EVENT

      Subsequent to March 31, 1997, the Company was notified by the Internal Revenue Service that they would be issuing an audit report relating to the 1993 tax year. The service, together with certain minor issues, has raised questions involving the Company's tax treatment of the original purchase price allocation following the 1993 management buy-out from Rogers Corporation. As the Company has not yet received the Internal Revenue Service report detailing their findings, it is not able, at this time, to assess the potential outcome or the related financial statement impact that the audit findings, if prevailing, would have. The Company does not believe, however, based on currently available information, that the resolution of the matters would have a material adverse effect on the overall financial condition of the Company. The Company expects to receive this report no later than May 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      Net Sales

      Net sales for the three month period ended March 31, 1997 increased 26.6% over the same period in 1996. Net sales for the three months ended March 31, 1996 were negatively impacted by program delays among customers in the hard disk segment involving new magneto-resistive (MR) recording technology, a slow down for mature products and order cancellations from certain major customers. For the three month period ending March 31, 1997, the Company experienced a strong demand for its products, especially in flex circuits provided to the communications and storage array markets. The Company furthered its plan of transitioning production from its U.K. facility to its Thailand facility during the quarter. Shipments from the Company's Thailand facility, which began initial shipments late in the fourth quarter of 1996, totaled $2.0 million for the three months ended March 31, 1997.

      Gross Profit

      Gross profit as a percentage of net sales (gross margin) for the three months ended March 31, 1997 was 15.4% as compared to 18.9% for the same period in 1996. The Company's gross margin for the three month period ended March 31, 1997 was negatively impacted by several factors including overhead and capacity utilization, process yields and product mix.

      During 1996, the U.K. operations experienced a reduction in sales levels of nearly 40% over levels maintained in the later part of 1995. The severe reduction in revenues resulted in decreased capacity utilization. As a result of lower revenues and decreased utilization and the resulting negative impact on the Company's financial position, the Company announced in the third quarter of 1996 its intention to transfer assembly operations from the U.K. to Thailand. The transfer is currently in process and is expected to be complete by the end of 1997.

      For the three month period ending March 31, 1997, the Company's assembly operations contributed essentially no gross margin due, in large part, to the decreased overhead and capacity utilization discussed previously. Additionally, as production is transferred to the Thailand facility, the Company is anticipating initially lower process yields than those it expects to obtain once volume production levels are achieved. The Company anticipates that the benefits associated with the transfer will not be fully realized until the end of 1997, at which time gross margins should improve due to the lower cost structure associated with Thailand operations.

      The Company's flex fabrication operations experienced a decline in gross margins for the first quarter of 1997 as compared to the first quarter of 1996. As a result of the Company's product diversification and growth strategies, the product mix between Hard Disk Drive (HDD) and non-HDD products, as well as individual products within these groups, is constantly shifting. The material content of products varies significantly due to the complexity of the design, plating requirements, component content and a variety of other factors. Whereas the Company competes in the HDD market based on design expertise and technological advantages, the market for non-HDD products tends to be subject to intense price competition, particularly for communications products, an area where the Company experienced significant growth for the period ended March 31, 1997 as compared with the same period in 1996. As such, the material and labor content for non-HDD products relative to the selling price tends to run higher than that of the Company's HDD products. For the quarter ended March 31, 1997, sales to the Company's non-HDD customers were 48.0% of sales, compared with 29.9% for the same period in 1996.

      Operating Expenses

      Engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales for the three month period ended March 31, 1997 were 4.6% and 7.0% compared with 4.4% and 8.4% for the same period in 1996, respectively. The percentage increase in engineering, research and development is primarily due to the temporary duplication of engineering resources associated with the transfer of the U.K. operations to Thailand. The decrease in selling, general & administrative for the same period reflects the Company's ability to obtain increased leverage of such expenses in periods of increasing sales. Amortization of intangible assets purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2% of net sales, for the three month period ended March 31, 1996. The intangible assets were written off in 1996 as part of the U.K. restructuring.

      Interest and Other Income (Expense)

        For the three month period ended March 31, 1997, interest expense includes $0.2 million of interest expense on the subordinated debenture and $0.2 million of interest expense related to borrowings under the line of credit and capital lease obligations. Interest expense for the same period in 1996 represents $0.2 million of interest expense on the subordinated debenture and $0.1 million of interest expense related to borrowing on the line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and investment in ADFlex U.K. and ADFlex Thailand. At March 31, 1997, cash and cash equivalents totaled $3.2 million, compared with $1.1 million as of March 31, 1996.

      Net cash used by operating activities for the three month period ended March 31, 1997 was $0.2 million compared with $3.9 million for the same period in 1996. During these same periods net income was $0.9 million and $0.8 million, respectively. Increased sales levels for the three month period ended March 31, 1997 resulted in the Company maintaining a high level of working capital, primarily an increased level of accounts receivable. During the three month period ended March 31, 1996, the Company experienced increased working capital requirements of $12.0 million primarily for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. These working capital requirements were funded in part through the generation of accounts payable and accrued liability balances with the remainder financed from borrowings under the existing bank line of credit. The 1996 results reflect $0.8 million of amortization expense for intangible assets related to the ADFlex U.K. acquisition. The intangible assets were written off in 1996 as part of the U. K. restructuring.

      Net cash used in investing activities was $1.5 million for the three months ended March 31, 1997 compared with $18.9 million for the same period in 1996. Capital expenditures for the three months ended March 31, 1997 were $1.5 million compared with $6.5 million for the same period in 1996. Late in the first quarter of 1995, the Company began a capacity expansion plan in response to increasing sales levels which was complete in 1996. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment was financed from existing cash and cash equivalent balances.

      Net cash used in financing activities for the three months ended March 31, 1997 was $1.2 million compared with cash provided by financing operations of $8.2 million for the same period in 1996. As required in the terms of the subordinated debenture issued in the ADFlex U.K. acquisition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest during the three months ended March 31, 1997. Funding for this payment came from the Company's line of credit. The Company generated $0.5 million and $0.7 million in the three months ended March 31, 1997 and 1996, respectively, through sales of its Common Stock. Net activity on the Company's bank line of credit totaled $0.9 million during the three months ended March 31, 1997 compared to $7.6 million for the same period in 1996. Borrowings on the line were used to finance working capital requirements and capital expenditures as discussed above.

      On October 31, 1995, the Company replaced its existing line of credit with a two-year, $20 million revolving line of credit with The First National Bank of Boston and First Interstate Bank of Arizona (the FNBB line) which was later amended on June 18, 1996 and February 18, 1997. Under the amended FNBB line, all Company assets are pledged as collateral and borrowing is limited to 80% of the aggregate value of all eligible domestic accounts plus 70% of the aggregate value of all eligible foreign accounts. Any outstanding balance bears interest at the bank's prime interest rate, or at the Company's option, LIBOR plus 1.5%. In addition to leverage and profitability covenants, the FNBB line prohibits the payment of dividends and certain types of merger transactions without the prior approval of the banks. The Company was in compliance with all covenants of the amended FNBB line at March 31, 1997. At March 31, 1997, the Company had $19.9 million available for borrowing under the FNBB line with an outstanding balance of $10.9 million. At December 31, 1996, the Company had $17.1 million available for borrowing under the FNBB line with an outstanding balance of $10.0 million. The Company is currently in the process of negotiating a credit facility with its lenders which would replace the FNBB line. The proceeds of the new facility would be used to repay the subordinated debenture and for working capital requirements.

OTHER MATTERS

      Mexico Operations

      The Mexican Peso experienced significant devaluation relative to the U.S. Dollar in December 1994 and early 1995. Peso-based operating costs are primarily wages and benefits for the Company's Mexican hourly union employees. The initial devaluation had the effect of reducing Mexican labor cost by nearly 40%. Since that time, however, savings have been partially offset by a series of four wage increases averaging 7-10% each. The Peso has experienced further devaluation in the later part of 1996, prompting the Mexican government to mandate a 17% increase in the minimum wage effective in December 1996. It is expected that the Company will continue to respond proportionately to minimum wage increases. The Company does not believe that future wage increases will exceed the benefit of the devaluation. However, there can be no assurance that future currency fluctuations and government-mandated wage increases will not have a material effect on the Company's business, financial condition and results of operations.

      Thailand Operations

      During 1996, the Company invested $2.4 million in its Thailand joint venture with Hana Microelectronics. The Company is in the process of transferring equipment and technical expertise from its existing operations to Thailand. Initial shipments from Thailand began in the fourth quarter of 1996 and totaled $2.0 million for the first quarter of 1997; however, the Company does not expect to reach volume production until the second half of 1997. The Company invested an additional $1.0 million in the joint venture during the quarter ended March 31, 1997 and anticipates an additional $1.5 million will be invested in 1997, primarily for the purchase of manufacturing equipment. No assurances can be given that the transition of operations to Thailand will occur as scheduled or that the Company will realize the benefits anticipated due to the lower cost structure of the Thailand operations.

      Foreign Operations

      The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico; Havant, United Kingdom and Lamphun, Thailand. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. All of the Company's sales for the three months ended March 31, 1997 were in United States dollars.

      Future Operations

      The Company conducted environmental studies of its facility in Chandler, Arizona which discovered a limited amount of soil contamination that may require remediation. While the investigation of the extent of this contamination has not been completed, based on the preliminary information currently available to it, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse effect on its operations or financial condition; however, given the uncertainties associated with environmental contamination, until a full investigation is completed there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the acquisition agreements pertaining to the initial formation of the Company, Rogers Corporation (Rogers) retained all environmental liabilities existing prior to the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if pre-closing environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

      In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers have submitted a remediation plan to the appropriate Mexican authorities and are currently awaiting approval. The sellers' obligation for cost of remediation is limited to $2.5 million. A total of $1.0 million is being held in escrow pending sellers' performance of their environmental obligations under the agreement.

      The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of hazardous material used to manufacture the Company's flex products. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing environmental laws. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied.

Compliance with more stringent environmental laws, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the results of operations of the Company.

      New Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.

      Subsequent Event

      Subsequent to March 31, 1997, the Company was notified by the Internal Revenue Service that they would be issuing an audit report relating to the 1993 tax year. The service, together with certain minor issues, has raised questions involving the Company's tax treatment of the original purchase price allocation following the 1993 management buy-out from Rogers Corporation. As the Company has not yet received the IRS report detailing their findings, it is not able, at this time, to assess the potential outcome or the related financial statement impact that the audit findings, if prevailing, would have. The Company does not believe, however, based on currently available information, that the resolution of the matters would have a material adverse effect on the overall financial condition of the Company. The Company expects to receive this report no later than May 30, 1997.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, fluctuating net sales and margins and their effect on the Company's profitability; the risk of customer concentration and dependence on the hard disk drive industry; the risk that the Company's transition of manufacturing to Thailand will be delayed or disrupted, or that such transfer will not result in increased efficiencies, cost savings, or improved margins as anticipated or at the time anticipated; the risk that margins will continue to be negatively impacted by higher material content of flex products, especially related to non-HDD products; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and the clean-up of the Mexican manufacturing facility; uncertainty with respect to the Internal Revenue Service report on the Company's 1993 tax return and the ultimate financial impact, if any, thereof; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other Securities and Exchange Commission filings.


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

            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

        (11.1) Computation of Net Income Per Share

      (b)   Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADFlex Solutions, Inc.


Date: May 15, 1997              By /s/ Margaret M. Sleeper
      --------------------         -----------------------
                                   Margaret M. Sleeper
                                   Vice President Finance, Secretary and Interim
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)