Form 10-Q
period 1997-06-30
ADFLEX SOLUTIONS INC
filed 1997-08-14
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes X  No ___

The number of shares outstanding of the issuer's common stock, as of June 30, 1997:

                 COMMON STOCK, $.01 PAR VALUE: 8,683,647 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX



                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996 .......................     3

            Condensed Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1997 and 1996 .........     4

            Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1996 ...................     5

            Notes to Condensed Consolidated Financial Statements .........     6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...........     8

PART II  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders .....    12

         Item 6. Exhibits and Reports on Form 8-K ........................    13

SIGNATURES ...............................................................    14


EXHIBITS

         (10.49) Credit Agreement dated June 5, 1997 among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

         (11.1)   Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                        June 30,    December 31,
                                                          1997          1996
                                                        --------      --------
ASSETS                                                (Unaudited)
Current assets:
     Cash & cash equivalents                            $  5,593      $  6,097
     Accounts receivable, net                             33,214        25,149
     Other receivables                                     1,022         1,475
     Inventories                                          18,807        14,990
     Deferred tax assets                                   2,984         2,505
     Prepaid taxes                                           900           795
     Prepaid expenses                                        829           229
     Other current assets                                    448            74
                                                        --------      --------
Total current assets                                      63,797        51,314
Property, plant & equipment, net                          35,528        34,297
Deferred tax assets                                        7,509         7,546
Other assets                                                  25            24
                                                        --------      --------
                                                        $106,859      $ 93,181
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                     $     --      $ 10,000
     Accounts payable                                     20,839        19,882
     Accrued liabilities                                  15,999         9,679
     Current portion of long-term debt and
          capitalized leases                                 162         2,651
                                                        --------      --------
Total current liabilities                                 37,000        42,212
Accrued restructuring charges, non-current                   255         2,500
Deferred tax liabilities                                     418            --
Long-term debt and capitalized leases                     25,106         7,689
Minority interest in consolidated joint venture              540           491
Stockholders' equity                                      43,540        40,289
                                                        --------      --------
                                                        $106,859      $ 93,181
                                                        ========      ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                           -----------------------     -----------------------
                                             1997          1996          1997          1996
                                           ---------     ---------     ---------     ---------
Net sales                                  $  56,244     $  35,031     $ 104,465     $  73,113
Cost of sales                                 47,154        29,787        87,944        60,671
                                           ---------     ---------     ---------     ---------
    Gross profit                               9,090         5,244        16,521        12,442
Operating expenses:
    Engineering, research & development        1,971         1,727         4,189         3,393
    Selling, general & administrative          4,062         3,521         7,429         6,635
    Amortization of intangible assets             --           795            --         1,591
                                           ---------     ---------     ---------     ---------

Total operating expenses                       6,033         6,043        11,618        11,619
    Operating income (loss)                    3,057          (799)        4,903           823
Interest income                                   49            84            77           159
Interest expense                                (511)         (453)         (945)         (688)
Other income (expense), net                       48           136          (164)           24
Minority interest in earnings of
  consolidated joint venture                     (32)           --           (49)           --
                                           ---------     ---------     ---------     ---------

Income (loss) before income taxes              2,611        (1,032)        3,822           318
Income taxes                                     731          (372)        1,070           139
                                           ---------     ---------     ---------     ---------

Net income (loss)                          $   1,880     $    (660)    $   2,752     $     179
                                           =========     =========     =========     =========

Net income (loss) per share                $    0.21     $   (0.08)    $    0.31     $    0.02
                                           =========     =========     =========     =========

Number of shares used in computing net
  income (loss) per share                      8,800         8,579         8,784         8,619
                                           =========     =========     =========     =========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                            ---------------------
                                                              1997         1996
                                                            --------     --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                  $  2,752     $    179
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                             3,191        4,353
     Deferred taxes                                              (24)         212
     Changes in operating assets and liabilities:
        Accounts receivable                                   (8,065)      (5,351)
        Duties/VAT receivable                                    452       (1,598)
        Inventories                                           (3,817)      (1,664)
        Other current assets                                  (1,079)        (661)
        Accounts payable and accrued liabilities               5,033        5,520
                                                            --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,557)         990

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                          (4,423)      (8,925)
Increase in other assets                                           1          (19)
Investment in joint venture                                       50           --
Decrease in acquisition payable                                   --      (12,375)
                                                            --------     --------
NET CASH (USED IN) INVESTING ACTIVITIES                       (4,372)     (21,319)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                               (10,000)       6,900
Proceeds from issuance of long-term debt                      25,000           --
Payments on long-term debt                                   (10,000)          --
Payments on capitalized lease obligations                        (73)         (74)
Issuance of common stock, net of expenses                        498        1,359
                                                            --------     --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                5,425        8,185
                                                            --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (504)     (12,144)
Cash and cash equivalents at beginning of period               6,097       15,699
                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  5,593     $  3,555
                                                            ========     ========

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the three and six months ended June 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters also is not expected to be material.

 (2)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                        June 30,   December 31,
                                                          1997         1996
                                                        --------     --------
         Accounts receivable trade                      $ 34,140     $ 25,760
         Allowance for doubtful accounts and returns        (926)        (611)
                                                        --------     --------
                                                        $ 33,214     $ 25,149
                                                        ========     ========

(4)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                        June 30,   December 31,
                                                         1997         1996
                                                        -------      -------
         Raw materials                                  $10,068      $ 8,152
         Work-in-process                                  7,730        6,690
         Finished goods                                   1,009          148
                                                        -------      -------
                                                        $18,807      $14,990
                                                        =======      =======

(5)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                   June 30,  December 31,
                                                    1997        1996
                                                   -------     -------
         Salaries and benefits                     $ 3,906     $ 2,830
         Income taxes payable                        2,459         170
         Accrued interest                              145         864
         Accrued restructuring charges, current      6,432       4,187
         Other                                       3,057       1,628
                                                   -------     -------
                                                   $15,999     $ 9,679
                                                   =======     =======


(6)      LINE OF CREDIT  AND LONG-TERM DEBT

         Prior to June 5, 1997, the Company had a $20 million revolving line of credit with The First National Bank of Boston and First Interstate Bank of Arizona (the FNBB line). On June 5, 1997, the Company entered into a new credit agreement (the credit facility) arranged by BancBoston Securities, Inc., which includes a number of banks as lenders. The credit facility consists of a $20 million three-year revolving line of credit and a $25 million five-year term loan with equal principal payments due each quarter beginning with the quarter ending December 31, 1998 and continuing through the quarter ending March 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the agreement, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance at June 30, 1997. At June 30, 1997, $25.0 million was outstanding under the term loan and there were no amounts outstanding under the revolving line of credit. Of the proceeds from the $25.0 million term loan discussed above, approximately $7.5 million in principal plus $2.0 million in accrued interest was used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of the Company's U.K. operation. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture.

(7)      RESTRUCTURING CHARGES

         At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operation in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. As of June 30, 1997, the Company has paid out $0.3 million in employee termination costs. The Company expects to pay out $5.5 million of the employee and lease termination costs in 1997 and an additional $1.1 million in 1998.

(8)      INCOME TAXES

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS has proposed adjustments to the Company's income and tax credits for that year, which would result in additional tax of approximately $1.6 million plus interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and is contesting them. The Company does not believe based on currently available information that the final disposition of these matters will have a material adverse effect on the overall financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Net Sales

         Net sales for the three and six month periods ended June 30, 1997 increased 60.6% and 42.9%, respectively, over the same periods in 1996. For the three and six month periods ending June 30, 1997, the Company experienced a strong demand for its products, especially in flex circuits provided to the communications and storage array markets. In addition, the Company furthered its plan for its Thailand facility to reach volume production during the second half of 1997 with shipments of $6.9 million from Thailand for the six months ended June 30, 1997. Net sales for the three and six months ended June 30, 1996 were negatively impacted by program delays among customers in the hard disk segment involving new magneto-resistive (MR) recording technology, a slow down for mature products and order cancellations from certain major customers.

         Gross Profit

         Gross profit as a percentage of net sales (gross margin) for the three and six months ended June 30, 1997 was 16.2% and 15.8% as compared to 15.0% and 17.0%, respectively, for the same periods in 1996. The Company's gross margin for 1997 was impacted by several factors including overhead and capacity utilization, process yields and product mix.

         During 1996, the U.K. operations experienced a reduction in sales levels of nearly 40% under levels experienced in the later part of 1995. The severe reduction in revenues resulted in decreased capacity utilization. As a result of lower revenues and decreased utilization and the resulting negative impact on the Company's financial position, the Company announced in the third quarter of 1996 its intention to transfer assembly operations from the U.K. to Thailand. The transfer is currently in process and is expected to be complete by the end of 1997.

         For the three month period ended June 30, 1997, the Company's gross profit was positively impacted by the benefits associated with the lower cost structure related to Thailand operations. Additionally, as more production is transferred to the Thailand facility and volume productions levels are achieved, the Company is anticipating process yields to improve; therefore, the Company anticipates gross margins should continue to improve.

         For the six month period ended June 30, 1997, the Company's assembly operations contributed very low gross margin due, in large part, to the decreased overhead and capacity utilization discussed previously.

         The Company's flex fabrication operations experienced a decline in gross margins for the three and six months ended June 30, 1997 as compared to the same periods in 1996. As a result of the Company's product diversification and growth strategies, the product mix between Hard Disk Drive (HDD) and non-HDD products, as well as individual products within these groups, is constantly shifting. The material content of products varies significantly due to the complexity of the design, plating requirements, component content and a variety of other factors. Whereas the Company competes in the HDD market based on design expertise and technological advantages, the market for non-HDD products tends to be subject to intense price competition, particularly for communications products, an area where the Company experienced significant growth for the three and six month periods ended June 30, 1997 as compared with the same periods in 1996. As such, the material and labor content for non-HDD products relative to the selling price tends to run higher than that of the Company's HDD products. For the quarter ended June 30, 1997, sales to the Company's non-HDD customers were 50% of sales, compared with 38% for the same period in 1996.

         Operating Expenses

         Engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales for the three month period ended June 30, 1997 were 3.5% and 7.2% compared with 4.9% and 10.1% for the same period in 1996, respectively. The decrease in engineering, research & development expenses and selling, general & administrative expenses for the same period reflects the Company's ability to obtain increased leverage of such expenses in periods of increasing sales. Amortization of intangible assets purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2% of net sales, for the three month period ended June 30, 1996. The intangible assets were written off in 1996 as part of the U.K. restructuring.

         For the six month period ended June 30, 1997, engineering, research & development expenses and selling, general & administrative expenses as a percentage of net sales were 4.0% and 7.1% compared with 4.6% and 9.1% for the same period in 1996, respectively.

         Interest and Other Income (Expense)

         For the three month period ended June 30, 1997, interest expense includes $0.2 million of interest expense on the subordinated debenture and $0.4 million of interest expense related to borrowings under the line of credit and the term loan and capital lease obligations. Interest expense for the same period in 1996 represents $0.2 million of interest expense on the subordinated debenture and $0.2 million of interest expense related to borrowing on the line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

         For the six month period ended June 30, 1997, interest expense includes $0.3 million of interest expense on the subordinated debenture and $0.6 million of interest expense related to borrowings under the line of credit and the term loan and capital lease obligations. Interest expense for the same period in 1996 represents $0.4 million of interest expense on the subordinated debenture and $0.3 million of interest expense related to borrowing on the line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and operations liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and investment in ADFlex U.K. and ADFlex Thailand.

         In June 1997, the Company replaced its existing $20 million revolving line of credit with The First National Bank of Boston and First Interstate Bank of Arizona (the FNBB line) with a new credit agreement (the credit facility) arranged by BancBoston Securities, Inc., which includes a number of banks as lenders. The credit facility consists of a $20 million three-year revolving line of credit and a $25 million five-year term loan with equal principal payments due each quarter beginning with the quarter ending December 31, 1998 and continuing through the quarter ending March 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the agreement, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance at June 30, 1997. At June 30, 1997, $25.0 million was outstanding under the term loan and there were no amounts outstanding under the revolving line of credit.

         Net cash used by operating activities for the six month period ended June 30, 1997 was $1.6 million compared with net cash provided by operations of $1.0 million for the same period in 1996. During these same periods net income was $2.8 million and $0.2 million, respectively. Increased sales levels for the six month period ended June 30, 1997 resulted in the Company maintaining a high level of working capital, primarily an increased level of accounts receivable and inventory. During the six month period ended June 30, 1996, the Company experienced increased working capital requirements of $12.0 million primarily for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. These working capital requirements were funded in part through the generation of accounts payable and accrued liability balances with the remainder financed from borrowings under the existing bank line of credit. The 1996 results reflect $1.6 million of amortization expense for intangible assets related to the ADFlex U.K. acquisition. The intangible assets were written off in 1996 as part of the U. K. restructuring.

         Net cash used in investing activities was $4.4 million for the six months ended June 30, 1997 compared with $21.3 million for the same period in 1996. Capital expenditures for the six months ended June 30, 1997 were $4.4 million compared with $8.9 million for the same period in 1996. Late in the first quarter of 1995, the Company began a capacity expansion plan in response to increasing sales levels which was complete in 1996. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company presently expects capital expenditures to total approximately $15.0 million in 1997. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment was financed from existing cash and cash equivalent balances.

         Net cash provided by financing activities for the six months ended June 30, 1997 was $5.4 million compared with $8.2 million for the same period in 1996. Of the proceeds from the $25.0 million term loan discussed above, approximately $7.5 million in principal plus $2.0 million in accrued interest was used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of the Company's U.K. operation, approximately $15.0 million was used to repay borrowings under the Company's existing line of credit and the remainder was used to finance working capital of the Company. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture. Funding for this payment came from the Company's line of credit. The Company generated $0.5 million and $1.4 million in the six months ended June 30, 1997 and 1996, respectively, through sales of its Common Stock. Net repayments on the Company's bank line of credit totaled $10.0 million during the six months ended June 30, 1997 compared to net borrowings of $6.9 million for the same period in 1996. Borrowings on the line were used to finance working capital requirements and capital expenditures as discussed above.

         The Company believes that its existing cash balances, funds generated from operations and borrowings under the line of credit will be sufficient to meet its liquidity requirements for the next twelve months.

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

         Thailand Operations

         During 1996, the Company invested $2.4 million in its Thailand joint venture with Hana Microelectronics. The Company is in the process of transferring equipment and technical expertise from its existing operations to Thailand. Initial shipments from Thailand began in the fourth quarter of 1996 and totaled $6.9 million for the first half of 1997; however, the Company does not expect to reach volume production until the fourth quarter of 1997. No assurances can be given that volume production will be reached as anticipated or that the Company will realize the benefits anticipated due to the lower cost structure of the Thailand operations. The Company invested an additional $1.5 million in the joint venture during the six months ended June 30, 1997 and anticipates an additional $1.0 million will be invested in 1997, primarily for the purchase of manufacturing equipment. During the six month period ended June 30, 1997, the Thai Baht experienced significant devaluation in relation to the U.S. Dollar. As all sales and the majority of expenses for the Thailand operation are denominated in United States Dollars, the devaluation is expected to have little or no impact on the Company's business, financial condition and results of operations.


         Foreign Operations

         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico; Havant, United Kingdom and Lamphun, Thailand. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. All of the Company's sales for the six months ended June 30, 1997 were in United States dollars.

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

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers submitted a remediation plan to the appropriate Mexican authorities and the plan was approved in May 1997. Subsequent remediation is proceeding and expected to be complete by the end of 1997. The sellers' obligation for the cost of remediation is limited to $2.5 million. A total of $1.0 million is being held in escrow pending sellers' performance of their environmental obligations under the agreement. It is expected that the escrow balance will be adequate to complete the required remediation according to the approved plan.

         The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of hazardous material used to manufacture the Company's flex products. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing environmental laws; however, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company has decided to implement environmental management systems geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent environmental laws, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the results of operations of the Company.

         New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the three and six months ended June 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.


         Income Taxes

         The Company's effective tax rate of 28% for the three and six month periods ended June 30, 1997 is an estimated annual rate based upon projected profit levels at each of the Company's entities. As the actual tax rate for each entity varies in accordance with the taxing authority is whose jurisdiction they reside, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant.

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS has proposed adjustments to the Company's income and tax credits for that year, which would result in additional tax of approximately $1.6 million plus interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and is contesting them. The Company does not believe based on currently available information that the final disposition of these matters will have a material adverse effect on the overall financial condition of the Company.

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

                  None

Item 3. Defaults upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders


                  At the annual meeting of the shareholders of ADFlex Solutions Inc. held on April 22, 1997, the following matters were submitted to a vote:

         PROPOSAL I - ELECTION OF DIRECTORS

                  Rolando C. Esterverena             For - 7,531,584        Withheld -   260,397
                  Richard P. Clark                   For - 7,561,618        Withheld -   230,363
                  Wade Meyercord                     For - 7,561,868        Withheld -   230,113
                  Steve Sanghi                       For - 7,562,676        Withheld -   229,305
                  William Kennedy Wilkie             For - 6,669,639        Withheld - 1,122,342

         PROPOSAL II - RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS AUDITORS
                  For - 7,533,839       Against - 242,068      Abstain  - 16,074

         PROPOSAL III - APPROVAL OF AN AMENDMENT TO THE 1994 EMPLOYEE STOCK PURCHASE PLAN TO INCREASE THE SHARE RESERVE THEREUNDER:
                  For - 7,095,670       Against - 576,629      Abstain  - 37,307

Item 5. Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  (10.49) Credit Agreement dated June 5, 1997 among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

                  (11.1)   Computation of Net Income Per Share

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADFlex Solutions, Inc.


Date: August 13, 1997             By /s/ Donald E. Frederick
                                    -----------------------------
                                     Donald E. Frederick
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)