Form 10-Q
period 1997-09-30
ADFLEX SOLUTIONS INC
filed 1997-10-21
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes X  No___

The number of shares outstanding of the issuer's common stock, as of September 30, 1997:

                 COMMON STOCK, $.01 PAR VALUE: 8,765,529 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX



                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996........................   3

         Condensed Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1997 and 1996.........   4

         Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996...................   5

         Notes to Condensed Consolidated Financial Statements...............   6

        Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................   8


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K..........................   13


SIGNATURES.................................................................   14


EXHIBITS

         (10.50) Equity Purchase Agreement dated September 30, 1997 between the
                 Registrant and Hana Microelectronics Public Co., Ltd.

         (10.51) Promissory Note dated September 30, 1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

         (11.1)  Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  September 30,     December 31,
                                                       1997             1996
                                                     --------         --------
ASSETS                                              (Unaudited)
Current assets:
   Cash & cash equivalents                           $  4,644         $  6,097
   Accounts receivable, net                            31,478           25,149
   Other receivables                                    1,160            1,475
   Inventories                                         19,778           14,990
   Deferred tax assets                                  2,405            2,505
   Prepaid taxes                                          913              795
   Prepaid expenses                                       648              229
   Other current assets                                   381               74
                                                     --------         --------
Total current assets                                   61,407           51,314
Property, plant & equipment, net                       37,047           34,297
Deferred tax assets                                     5,424            7,546
Intangible assets                                       2,578               --
Other assets                                               26               24
                                                     ========         ========
                                                     $106,482         $ 93,181
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Line of credit                                    $  1,000         $ 10,000
   Notes payable                                        2,750               --
   Accounts payable                                    18,289           19,882
   Accrued liabilities                                 10,814            9,679
   Current portion of long-term
     debt and capitalized leases                          168            2,651
                                                     --------         --------
Total current liabilities                              33,021           42,212
Accrued restructuring charges,                             --            2,500
non-current
Deferred tax liabilities                                1,220               --
Long-term debt and capitalized                         25,061            7,689
leases
Minority interest in                                       --              491
consolidated joint venture
Stockholders' equity                                   47,180           40,289
                                                     ========         ========
                                                     $106,482         $ 93,181
                                                     ========         ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                          -----------------------     -----------------------
                                            1997          1996           1997          1996
                                          ---------     ---------     ---------     ---------
Net sales                                 $  55,058        36,898     $ 159,524     $ 110,011
Cost of sales                                44,913        37,193       132,857        97,864
                                          ---------     ---------     ---------     ---------
   Gross profit  (loss)                      10,145          (295)       26,667        12,147

Operating expenses:
   Engineering, research & development        1,798         1,983         5,987         5,376
   Selling, general & administrative          3,854         3,500        11,283        10,135
   Amortization of intangible assets             --           795            --         2,386
   Restructuring charges                         --        29,248            --        29,248
                                          ---------     ---------     ---------     ---------

Total operating expenses                      5,652        35,526        17,270        47,145
   Operating income (loss)                    4,493       (35,821)        9,397       (34,998)
Interest income                                  58            37           135           196
Interest expense                               (590)         (384)       (1,535)       (1,072)
Other income (expense), net                     (10)          118          (175)          142
Minority interest in earnings
of consolidated joint venture                  (132)           --          (181)           --
                                          ---------     ---------     ---------     ---------
   Income (loss) before income taxes          3,819       (36,050)        7,641       (35,732)
Income taxes                                  1,222       (10,387)        2,292       (10,248)
                                          ---------     ---------     ---------     ---------
Net income (loss)                         $   2,597     $ (25,663)    $   5,349     $ (25,484)
                                          =========     =========     =========     =========

Net income (loss) per share               $    0.29     $   (2.98)    $    0.60     $   (2.97)
                                          =========     =========     =========     =========

Number of shares used in
computing net income (loss) per share         9,022         8,617         8,863         8,576
                                          =========     =========     =========     =========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net income (loss)                                         $  5,349     $(25,484)
Adjustments to reconcile net income
(loss) to net cash provided
  by operating activities:
       Depreciation and amortization                         4,888        6,570
       Write-off of intangible assets                           --       13,523
       Write-down of property, plant and equipment              --        8,775
   Cost reduction charge                                        --        6,950
       Minority interest                                       181           --
   Deferred taxes                                            3,441      (10,159)
   Changes in operating assets and liabilities:
      Accounts receivable                                   (6,329)     (10,943)
      Other receivables                                        315         (934)
      Inventories                                           (4,787)       1,039
      Other current assets                                    (844)      (1,069)
      Accounts payable and accrued liabilities              (2,956)       9,087
                                                          --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (742)      (2,645)

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES
Capital expenditures                                        (7,641)     (10,620)
Increase in other assets                                        --          (29)
Investment in joint venture                                   (500)         571
Decrease in acquisition payable                                 --      (12,375)
                                                          --------     --------
NET CASH (USED IN) INVESTING ACTIVITIES                     (8,141)     (22,453)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                              (9,000)      10,200
Proceeds from issuance of long-term debt                    25,000           --
Payments on long-term debt                                 (10,000)          --
Payments on capitalized lease obligations                     (111)        (108)
Issuance of common stock, net of expenses                    1,541        1,760
                                                          --------     --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              7,430       11,852
                                                          --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,453)     (13,246)
Cash and cash equivalents at beginning of period             6,097       15,699
                                                          ========     ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  4,644     $  2,453
                                                          ========     ========

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the three and nine months ended September 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters also is not expected to be material.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130), which is required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity which are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS No. 130 is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

(2)   ACCOUNTS RECEIVABLE, NET

      Accounts receivable consists of the following (in thousands):

                                                  September 30,     December 31,
                                                       1997            1996
                                                     --------        --------
              Accounts receivable trade              $ 33,121        $ 25,760
              Allowance for doubtful                   (1,643)           (611)
              accounts and returns
                                                     --------        --------
                                                     $ 31,478        $ 25,149
                                                     ========        ========

(4)   INVENTORIES

      Inventories consist of the following (in thousands):

                                           September 30,            December 31,
                                                1997                   1996
                                           --------------          -------------
         Raw materials                     $       12,610          $       8,152
         Work-in-process                            6,249                  6,690
         Finished goods                               919                    148
                                           ==============          =============
                                           $       19,778          $      14,990
                                           ==============          =============

(5)   ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                           September 30,            December 31,
                                               1997                     1996
                                           --------------          -------------
         Salaries and benefits             $        3,823          $       2,830
         Income taxes payable                        (673)                   170
         Accrued interest                             164                    864
         Accrued commissions                          503                    278
         Accrued relocation                           500                     --
         Accrued restructuring                      3,723                  4,187
         charges, current
         Other                                      2,774                  1,350
                                           ==============          =============
                                           $       10,814          $       9,679
                                           ==============          =============


(6)   LINE OF CREDIT  AND LONG-TERM DEBT

      Prior to June 5, 1997, the Company had a $20.0 million revolving line of credit with The First National Bank of Boston and First Interstate Bank of Arizona (the FNBB line). On June 5, 1997, the Company entered into a new credit agreement (the credit facility) arranged by BancBoston Securities, Inc., which includes a number of banks as lenders. The credit facility consists of a $20.0 million three-year revolving line of credit and a $25.0 million five-year term loan with equal principal payments due each quarter beginning with the quarter ending December 31, 1998 and continuing through the quarter ending March 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the agreement, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance at September 30, 1997. At September 30, 1997, $25.0 million was outstanding under the term loan and $1.0 million was outstanding under the revolving line of credit. Of the proceeds from the $25.0 million term loan discussed above, approximately $7.5 million in principal plus $0.3 million in accrued interest was used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of the Company's U.K. operation. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture.

(7)   RESTRUCTURING CHARGES

      At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operation in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in

Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. As of September 30, 1997, the Company had paid out $3.2 million in employee and lease termination costs. The remaining accrual for employee and lease terminations is approximately $3.7 million, which the Company believes is adequate to cover remaining liabilities.

(8)   ADFLEX THAILAND ACQUISITION

      In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company established a joint venture, ADFlex Thailand Limited ("ATL"), located in Lamphun, Thailand with Hana Microelectronics ("Hana") in August 1996. On September 30, 1997 the Company increased its ownership interest in ATL from 80% to 100% through the purchase of Hana's 20% equity interest. Under the terms of the Equity Purchase Agreement, the Company paid $0.5 million at closing and agreed to pay an additional $2.8 million at various dates through January 1, 1999. The excess purchase price over fair value of the net tangible assets acquired of $2.8 million has been recorded as goodwill which will be amortized on a straight line basis over five years. The Company anticipates an additional $1.0 million will be invested in ATL in 1997, primarily for the purchase of manufacturing equipment.

(9)   INCOME TAXES

      The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS has proposed adjustments to the Company's income and tax credits for that year, which would result in additional tax of approximately $1.6 million including penalties and interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and is contesting them. The Company does not believe based on currently available information that the final disposition of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Net Sales

      Net sales for the three and nine months ended September 30, 1997 increased $18.2 million, or 49.2%, and $49.5 million, or 45.0%, respectively, over the same periods in 1996. For the three and nine months ended September 30, 1997, the Company experienced strong demand for its products, especially in flexible circuits provided to the communications and storage array markets, as a result of the Company's focus on high-growth and high-volume markets.
In addition, the Company reached volume production at its Thailand operations during the three months ended September 30, 1997 with sales of $10.1 million, and $17.0 million for the nine months ended September 30, 1997. Net sales for the three and nine months ended September 30, 1996 were negatively impacted by program delays among customers in the hard disk drive (HDD) market involving new magneto-resistive (MR) recording technology, a slowdown for mature products and order cancellations from certain major customers.

      Gross Profit

      Gross profit as a percentage of net sales (gross margin) for the three and nine months ended September 30, 1997 was 18.4% and 16.7% compared to (0.8%) and 11.0%, respectively, for the same periods in 1996. For the three and nine months ended September 30, 1997, the Company's gross profit was positively impacted by the benefits associated with the transfer of the Company's U.K. assembly operations to Thailand which provides a lower cost structure, which benefits were partially offset by the decreased utilization of capacity in the U.K. assembly operations. The transfer was completed in the third quarter of 1997.

      Operating Expenses

      Engineering, research and development expenses were $1.8 million and $2.0 million for the three months ended September 30, 1997 and 1996, respectively, and were $6.0 million and $5.4 million for the nine months ended September 30, 1997 and 1996, respectively. Selling, general and administrative expenses were $3.9 million and $3.5 million for the three months ended September 30, 1997 and 1996, respectively, and were $11.3 million and $10.1 million for the nine months ended September 30, 1997 and 1996, respectively. Engineering, research and development expenses and selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 1997 were 3.3% and 7.0%, respectively, compared with 5.4% and 9.5% for the same period in 1996. For the nine month period ended September 30, 1997, engineering, research and development expenses and selling, general and administrative expenses as a percentage of net sales were 3.8% and 7.1%, respectively, compared to 4.9% and 9.2% for the same period in 1996. The increase in sales volume during the 1997 periods outpaced the Company's growth in such expenses, reflecting the Company's strategy of seeking sales growth while maintaining or reducing operating expenses as a percentage of net sales. Amortization of intangible assets purchased in the acquisition of ADFlex U.K. was $0.8 million, or 2% of net sales, for the three month period ended September 30, 1996. The remaining intangible assets were written off in the third quarter of 1996 as part of the U.K. restructuring.

      Restructuring Charges

      At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operations in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. As of September 30, 1997, the Company had paid out $3.2 million in employee and lease termination costs. The remaining accrual for employee and lease terminations is approximately $3.7 million, which the Company believes is adequate to cover remaining liabilities.

      Interest and Other Income (Expense)

      For the three months ended September 30, 1997, interest expense includes $0.6 million of interest expense related to borrowings under the Company's current line of credit, term loan and capital lease obligations. Interest expense for the same period in 1996 represents $0.2 million of interest expense on the subordinated debenture and $0.2 million of interest expense related to borrowings on the then existing line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

      For the nine months ended September 30, 1997, interest expense includes $0.3 million of interest expense on the subordinated debenture and $1.2 million of interest expense related to borrowings under the Company's current line of credit, term loan and capital lease obligations. Interest expense for the same period in 1996 represents $0.5 million of interest expense on the subordinated debenture and $0.5 million of interest expense related to borrowing on the then existing line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and investment in ADFlex U.K. and ATL. At September 30, 1997, cash and cash equivalents totaled $4.6 million and working capital was $28.4 million.

      In June 1997, the Company entered into a new credit facility. The credit facility consists of a $20 million three-year revolving line of credit and a $25 million five-year term loan with equal principal payments due each quarter beginning with the quarter ending December 31, 1998 and continuing through the quarter ending March 31, 2002. Borrowings under the line of credit are limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the agreement, any outstanding balances bear interest at BancBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company was in compliance at September 30, 1997. At September 30, 1997, $25.0 million was outstanding under the term loan and $1.0 million was outstanding under the revolving line of credit.

      Net cash used by operating activities for the nine month period ended September 30, 1997 was $0.7 million compared to $2.6 million for the same period in 1996. Net income (loss) was $5.3 and ($25.5) for the same periods, respectively. The Company experienced a net loss of ($25.5) million for the nine months ended September 30, 1996 principally due to a $29.2 million (pre-tax) charge related to the restructuring of its U.K. operations. This charge consisted of write-downs in intangible assets and plant and equipment as well as the recognition of future obligations for employee and lease termination charges. During the nine month period ended September 30, 1997, the Company paid $2.9 million of the accrued restructuring charges for employee and lease terminations. Working capital increased from $9.1 million at December 31, 1996 to $28.4 million at September 30, 1997 primarily as a result of increased business activity, the start-up of a new manufacturing facility in Thailand and some rescheduling of product deliveries beyond the third quarter of 1997 causing a temporary increase in inventories due to a general softening in the high-end HDD market. During the nine month period ended September 30, 1996, the Company experienced increased working capital requirements primarily for funding of accounts receivable associated with its U.K. operations as receivables were not purchased in the acquisition. These working capital requirements were funded in part through the generation of accounts payable and accrued liability balances with the remainder financed from borrowings under the Company's then existing bank line of credit. The 1996 results reflect $2.4 million of amortization expense for intangible assets related to the ADFlex U.K. acquisition. The remaining intangible assets were written off in the third quarter of 1996 as part of the restructuring of the U.K. operations.

      Net cash used in investing activities was $8.1 million for the nine months ended September 30, 1997 compared with $22.5 million for the same period in 1996. Capital expenditures for the nine months ended September 30, 1997 were $7.6 million compared with $10.6 million for the same period in 1996. Late in the first quarter of 1995, the Company began a capacity expansion plan in response to increasing sales levels which was complete in 1996. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company presently expects capital expenditures to total approximately $13.6 million in 1997. In January, 1996 the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment was financed from existing cash and cash equivalent balances.

      Net cash provided by financing activities for the nine months ended September 30, 1997 was $7.4 million compared with $11.9 million for the same period in 1996. Of the proceeds from the $25.0 million term loan discussed above, approximately $7.5 million in principal plus $0.3 million in accrued interest were used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of ADFlex U.K., approximately $15.0 million was used to repay borrowings under the Company's existing line of credit and the remainder was used to finance working capital of the Company. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture. Funding for this payment came from the Company's then existing line of credit. The Company generated $1.5 million and $1.8 million in the nine months ended September 30, 1997 and 1996, respectively, through sales of its Common Stock. Net repayments on the Company's bank line of credit totaled $9.0 million during the nine months ended September 30,

1997 compared to net borrowings of $10.2 million for the same period in 1996. Borrowings on the line were used to finance working capital requirements and capital expenditures as discussed above.

      During the nine months ended September 30, 1997, the Company paid $0.5 million to purchase Hana's interest in ATL and delivered a promissory note in the principal amount of $2.8 million payable by September 30, 1998.

      The Company presently expects to spend approximately $6.0 million on capital expenditures in the fourth quarter of 1997, primarily for machinery and equipment and expansion of operations in Thailand, and approximately $37.0 million in 1998, primarily for machinery, systems and equipment, and expansion of operations in North America and Thailand.

      The Company may require additional capital to finance enhancement to, or expansion of, its manufacturing capacity in accordance with its business strategy. Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management believes, however, that existing cash balances, proceeds of this offering, funds generated from operations and borrowings under its existing line of credit will be sufficient to permit the Company to meet its liquidity and expansion requirements for the next twelve months.

OTHER MATTERS

      Mexico Operations

      The Mexican Peso experienced significant devaluation relative to the U.S. Dollar in December 1994 and early 1995. The Company maintains all significant Mexico-related assets, including inventory, accounts receivable and capital equipment, on the Company's books in U.S. Dollars and only converts enough U.S. Dollars into Pesos to fund Peso-based operating costs for one to six weeks. Peso-based operating costs are primarily wages and benefits for the Company's Mexican hourly union employees. The initial devaluation reduced Mexican labor cost by nearly 40%. Since that time, however, these savings have been partially offset by a series of four wage increases each ranging from 7-10% in response to Mexican government-mandated increases in minimum wages. Further, the Peso experienced further devaluation in the later part of 1996, prompting the Mexican government to mandate a 17% increase in the minimum wage effective December 1, 1996. It is expected that the Company will continue to respond proportionately to minimum wage increases. There can be no assurance that future currency fluctuations or government-mandated wage increases will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      Thailand Operations

      In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company established a joint venture, ADFlex Thailand Limited ("ATL"), located in Lamphun, Thailand with Hana Microelectronics ("Hana") in August 1996. On September 30, 1997 the Company increased its ownership interest in ATL from 80% to 100% through the purchase of Hana's 20% equity interest. Under the terms of the Equity Purchase Agreement, the Company paid $0.5 million at closing and agreed to pay an additional $2.8 million at various dates through January 1, 1999. The excess purchase price over fair value of the net tangible assets acquired of $2.8 million has been recorded as goodwill which will be amortized on a straight line basis over five years. Results of operations for the three and nine months ended September 30, 1997 reflect a minority interest of $0.1 and $0.2 million, respectively. The Company anticipates an additional $1.0 million will be invested in ATL in 1997, primarily for the purchase of manufacturing equipment.

      During the nine month period ended September 30, 1997, the Thai Baht experienced significant devaluation in relation to the U.S. Dollar. As the majority of sales and expenses for ATL are denominated in U.S. Dollars, the devaluation is expected to have little or no impact on the Company's business, financial condition, results of operations and cash flows. There can be no assurance that future currency fluctuations will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      Foreign Operations

      The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Lamphun, Thailand. While the Company believes that it has established good relationships with its local labor force and local governments, the dispersion of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. The majority of the Company's sales for the nine months ended September 30, 1997 were in United States Dollars.

      Future Operations

      The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed soil contamination that may require remediation. Further studies including a site specific risk analysis were conducted and a number of remediation options have been proposed. Based on these studies, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse impact on its operations or financial condition. However, given the uncertainties associated with environmental contamination, in the future there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the acquisition of the flexible circuit fabrication operations of Rogers Corporation ("Rogers"),

Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

      In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers submitted a remediation plan to the appropriate Mexican authorities and the plan was approved in May 1997. Subsequent remediation is proceeding and expected to be complete by the end of 1997. The sellers' obligation for the cost of remediation is limited to $2.5 million. A total of $1.0 million is being held in escrow pending the sellers' performance of their environmental obligations under the agreement. It is expected that the escrow balance will be adequate to complete the required remediation according to the approved plan. While the Mexican government has approved the existing remediation plan and U.S. Standards generally do not apply in Mexico, it is possible that additional remedial work could be required in the future since the approved plan will not remove all contaminated soil and will not address groundwater. Given the uncertainties associated with environmental contamination, including possible claims by third parties, there can be no assurance that future remedial costs or liabilities will not have a material adverse impact on the Company.

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

      New Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the three and nine months ended September 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity which are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS No. 130 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

      Income Taxes

      The Company's effective tax rate increased from 28% to 32% for the third quarter of 1997 in order to reach an estimated annual rate of 30% based upon projected profit levels at each of the Company's entities. As the actual tax rate for each entity varies in accordance with the taxing authority in whose jurisdiction it resides, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant.

      The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS has proposed adjustments to the Company's income and tax credits for that year, which would result in additional tax of approximately $1.6 million including penalties and interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such statements are subject to a number of risks and uncertainties, including but not limited to, fluctuating net sales and margins and their effect on the Company's profitability; the risk of customer concentration and dependence on the hard disk drive industry; the risk that the Company's transition of manufacturing to Thailand will not result in increased efficiencies, cost savings, or improved margins as anticipated or at the time anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and the clean-up of the Mexican manufacturing facility; uncertainty with respect to the Internal Revenue Service report on the Company's 1993 tax return and the ultimate financial impact, if any, thereof; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other Securities and Exchange Commission filings. Actual results in the future could differ materially from those described in any forward-looking statements as a result of such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

            None

Item 3. Defaults upon Senior Securities

            None


Item 5. Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

         (10.50) Equity Purchase Agreement dated September 26, 1997 between the
                 Registrant and Hana Microelectronics Public Co., Ltd.

         (10.51) Promissory Note dated September 30, 1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

         (11.1)  Computation of Net Income per Share


      (b)   Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ADFlex Solutions, Inc.


Date: October 21, 1997             By /s/ Donald E. Frederick
     ------------------------        --------------------------

                                     Donald E. Frederick
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)