Form 10-K
period 1997-12-31
ADFLEX SOLUTIONS INC
filed 1998-03-26
CIK 925743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                      Name of exchange on which registered:

                             NASDAQ NATIONAL MARKET

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $120,169,592, based on the closing sale price as reported by the Nasdaq National Market on March 13, 1998.

     The number of outstanding shares of the registrant's $0.01 par value Common Stock as of March 13,1998 was 8,821,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the ADFlex Solutions, Inc. 1997 Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into
     Part I and II.

(2) Portions of the Proxy Statement dated March 26, 1998 in connection with the Annual Meeting of Stockholders to be held on April 28, 1998 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.    BUSINESS.

OVERVIEW

         ADFlex Solutions, Inc. ("ADFlex" or the "Company") is a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives ("HDDs"), tape drives and arrays, and high-end consumer electronics products such as compact disk players. The Company's principal customers include Compaq, Digital Equipment, IBM, Iomega, Motorola, Nokia, Philips, Seagate, Storage Technology and other leading electronic OEMs.

         Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With the proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they minimize the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure.

         At the same time that the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time-to-market requirements. In response, the Company acquired ADFlex U.K. in December 1995, as discussed below, to accelerate its strategy of providing a "one-stop-shop" solution to enable customers to meet time-to-market challenges. Time-to-market and cost issues have also led OEMs to focus on global sourcing from a limited number of qualified suppliers. As a result, the Company continues to migrate its flexible circuit production and assembly operations to lower cost regions, such as Mexico and Thailand, that have proximity to the Company's OEM customer base. The Company believes its unique "one-stop-shop" offerings of flexible circuits and assemblies will be a competitive advantage that will allow it to increase its market share with existing customers and will create opportunities to attract new customers. The Company believes it is a preferred supplier for the majority of its customers' high-end and high-volume flexible circuit interconnect requirements.

           The Company was organized under Delaware law in February 1993 to acquire certain assets and assume certain liabilities of the flexible interconnections division of Rogers Corporation ("Rogers"). The Rogers acquisition was consummated on June 28, 1993. In December 1995, the Company purchased ADFlex U.K., an advanced flexible circuit assembly company located in Havant, England. The acquisition enabled the Company to offer its customers a single source solution for their interconnect requirements that would shorten their time to market and lower their costs. This acquisition also changed the financial metrics of the Company because assembly businesses typically have significantly lower gross margins than fabrication businesses.

           In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company expanded its worldwide manufacturing operations with the establishment of a joint venture located in Lamphun, Thailand with Hana Microelectronics (Hana) in August 1996. The joint venture, ADFlex Thailand Limited ("ATL"), targets the production and testing of advanced chip-on-flex and other surface mount technologies for flexible circuit assemblies. At inception, ATL was 80% owned by the Company and 20% owned by Hana. The Company purchased the remaining 20% equity interest in ATL from Hana in September 1997.

INDUSTRY OVERVIEW AND TRENDS

         Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible circuits offer several advantages over rigid printed circuit boards ("PCBs") and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional rigid PCBs cannot. Flexible circuits also provide improved thermal dissipation and signal propagation as compared to PCBs. In addition, flexible circuits can reduce the size, weight and expense of: (i) the primary substrate for component attachment when flexible circuits are used in place of a PCB; (ii) connectors, cables and other interconnection schemes when flexible circuits provide the connection to other substrates or subsystems within the system; and (iii) individual IC die packages by bonding an IC directly to a flexible chip carrier rather than a ceramic or plastic package.

         These capabilities enable flexible circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices such as cellular telephones, pagers and PDAs, printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as compact disk players, cameras and camcorders. Possible new applications for polyimide flexible circuit interconnect assemblies include high density interposers and other chip carrier packaging applications.

         The Company considers the following trends important in understanding the electronic flexible circuit interconnect industry:

         MINIATURIZATION, PORTABILITY AND COMPLEXITY OF ELECTRONIC PRODUCTS. Electronic OEMs continue to design and introduce more compact and portable high-performance products with greater functionality. The complexity of these new products requires smaller size, lighter weight, greater circuit and component density, better thermal dissipation properties, higher frequencies and increased reliability. These requirements necessitate greater sophistication in flexible circuit interconnect manufacturing and process technologies. The trend toward increasingly sophisticated products also requires greater engineering expertise and investment in manufacturing and process technology for suppliers to produce high-quality electronic interconnect products on-time, in volume, and at acceptable cost.

         SHORTER PRODUCT LIFE CYCLES AND TIME TO MARKET. Rapid advances in technology have significantly shortened the life cycle of complex electronic products and placed increased pressure on OEMs to quickly develop and introduce new products. These time-to-market challenges have in turn increased OEMs' emphasis on the development, design engineering, prototype development and ramp-to-volume capabilities of their suppliers. In addition, the importance of being first to market with new products has heightened the emphasis on shortening supply channels, reducing the number of suppliers and finding turnkey sourcing capabilities that are supported by technologically advanced manufacturing infrastructure.

         GLOBALIZATION AND REDUCTION OF MANUFACTURING COSTS. At the same time that shorter product life cycles increase time-to-market pressures, users continue to demand increased electronic performance at lower prices. Notable product examples of this trend are notebook computers, desktop computers, peripherals, portable communications and consumer electronics. Leading OEMs who often manufacture products in multiple geographic regions are relying more on suppliers with global sourcing capabilities who can help to shorten the OEMs' supply chain and provide regionally competitive pricing. As part of global sourcing, OEMs increasingly seek their suppliers to establish local infrastructure to provide proximity to engineering, manufacturing and sales support.

         OUTSOURCING AND "ONE-STOP-SHOP" SUPPLIERS. To avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities, OEMs are increasingly turning to fewer suppliers which are capable of producing electronic interconnect products from development, design, quick-turn prototype and pre-production through volume production and assembly. Many OEMs have accelerated this process by outsourcing their captive component, subsystem and even system manufacturing to focus on their core competencies. The accelerated time-to-market and time-to-volume needs of OEMs have resulted in increased collaboration with qualified suppliers capable of providing a broad and integrated offering. To meet their rapidly changing electronic interconnect requirements, many OEMs have moved to limit their vendor base to a smaller number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities.

         PROLIFERATION OF ELECTRONICS AND CREATION OF NEW MARKETS. The markets for electronic products are growing as a result of technological change, increasing demands for a wider variety of electronic product features and more powerful and less expensive electronic components. Due to this growth, new markets have emerged in computing, data communications, telecommunications and multimedia. Moreover, existing markets, such as computer networking and peripherals, digital and mobile communications, video-on-demand, the Internet, instrumentation and industrial controls, have significantly expanded product applications.

STRATEGY

           The Company's objective is to become the preferred supplier of flexible circuit interconnect solutions for electronics OEMs in targeted markets. The Company's strategy to meet this objective includes the following key elements:

           PROVIDE "ONE-STOP-SHOP" FOR FABRICATION AND ASSEMBLY. The Company provides customers with complete, fully tested flexible circuit interconnects from custom design through fabrication, assembly and complete functional testing. Historically, the capital intensive nature of flexible circuit production compelled companies to specialize in one of two major segments of the flexible circuit production process, either design and fabrication or assembly and testing. Prior to the ADFlex U.K. acquisition, a flexible circuit fabricated by the Company often was sent elsewhere for assembly and testing before being shipped to the end customer. The integration of expertise in state-of-the-art assembly technology and processes with the Company's pre-existing fabrication technology and high-volume production capabilities enables the Company to offer significantly shorter cycle times, lower total costs and better quality for customers. In addition, the Company believes that the integration of assembly technology with manufacturing technology and high-volume production capabilities will, over time, provide improvements in the Company's production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses.

           PROVIDE DESIGN EXPERTISE AND PACKAGING TECHNOLOGY. The Company's flexible circuit interconnects are designed specifically for each application, requiring significant joint design activities between the Company and its customer at the start of a new program. The Company encourages its customers to outsource much of the flexible circuit design to ADFlex, which creates an opportunity for the Company to function as an extension of its customers' product development efforts. The Company assumes the responsibility, and invests in support thereof, to maintain and advance flexible circuit technology at the materials, fabrication and assembly levels. The Company believes that its extensive involvement with customers at the design stage, coupled with its use of technology designed to meet the evolving requirements of its customers, has been a key competitive advantage.

         EXPAND SERVICE AND MANUFACTURING INFRASTRUCTURE. As OEMs increasingly require suppliers to support their global operations, the Company is devoting significant resources to enhance its worldwide service and support organization. The Company has expanded worldwide by strategically locating manufacturing facilities in the United States, Mexico and Thailand. In addition, the Company maintains a technology and pilot production facility in the U.K. to support its European customers. The Company believes that substantial growth opportunities exist for sales of its products and services to both U.S. and foreign-based customers for use in their production operations in Singapore, Korea, Taiwan and Japan. In order to increase sales to customers with foreign manufacturing operations, the Company has design centers in North America and Europe and has initiated the establishment of design support capabilities with the Company's own engineers and with third party independent contractors in Singapore, Korea, Taiwan, and Japan. By increasing the scale and scope of the services offered in each region, the Company believes that it can better address the needs of leading OEMs and contract manufacturers that are increasingly seeking global partners and lower costs in the high-volume production of advanced products.

         INCREASE SHARE WITH EXISTING CUSTOMERS. Once established as a supplier for an application, the Company seeks to gain an increasing share of the customer's interconnection requirements in two principal ways:

         - INCREASE SHARE OF TOTAL REQUIREMENTS. The Company's strategy is to become the preferred supplier on as many programs as possible by outperforming its direct competition on the critical factors of quality, cost, delivery, design, responsiveness and overall customer service. The Company's objective is to obtain at least a 60% share of each of its customer's high-end and high-volume flexible circuit interconnect requirements, a position it believes that it currently holds with a majority of its largest customers.

         - LEVERAGE FABRICATION FOR ASSEMBLY OPPORTUNITIES. The Company offers integrated flexible circuit fabrication and assembly services. The Company seeks to capitalize on the growing trend among electronics OEMs to reduce time to market as well as the number of suppliers. By providing flexible circuit assembly as an extension to existing fabrication services, the Company can deliver savings on both time-to-market and cost for its customers.

           TARGET HIGH VOLUME APPLICATIONS IN HIGH GROWTH MARKETS. The Company targets applications for flexible circuit interconnects that have experienced large volumes, high growth and rapid change such as notebook computers, cellular telephones and pagers. In these markets, the Company can apply its superior design skills, manufacturing efficiencies and ability to rapidly ramp to volume production. Likewise, the Company believes it can leverage technology from its existing markets into new and emerging markets and applications. Within its selected markets, the Company targets OEMs (i) that have a market leadership position; (ii) that need rapid response and value-added assembly; and (iii) who will reward initiative with a preferred supplier position

THE "ONE-STOP-SHOP" ADFLEX APPROACH

         The Company provides its customers with an integrated, "one-stop-shop" fabrication and assembly approach, incorporating superior engineering and design, low cost/high volume circuit fabrication, flexible circuit assembly and test along with dedicated customer support.

         SUPERIOR ENGINEERING AND DESIGN TECHNOLOGY. The flexible circuit interconnects manufactured by the Company are designed specifically for each application, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has developed design methodologies that solve difficult interconnection problems that save the customer time and money. The Company also designs and produces in volume flexible circuits that range from high density, single-sided circuits to more complex double-sided and multi-layer circuits. The Company is continually investing in and improving its computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process. The Company is recognized as a technology leader in fine-line, single-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip on flex, flip-chip on flex and high-density polyimide assembly technologies.

         CIRCUIT FABRICATION TECHNOLOGY. The Company has extensive experience in fine-line polyimide flex and has pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to-roll subtractive fine line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film which is adhesive-bonded to treated copper foil. Very accurate images (down to 0.003") are produced in volume in photoresist. Circuit conductors are then formed by chemically etching the underlying copper foil. Coverfilm materials with pre-punched windows are laminated to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed surfaces are then coated with solder for surface mount or bondable gold for chip-on-flex applications. Laser processing is then used to create various openings, to drill vias and cut contoured peripheries in substrate materials.

         The Company's key flexible circuit fabrication technologies include:

         - FINE FEATURE ROLL-TO-ROLL IMAGING AND ETCHING. Allows the fabrication of circuits with very fine line widths and spaces. This is critical to meeting complex, space constrained, interconnection needs. Processing wide web (24 inches) in a continuous roll-to-roll format (as opposed to discrete panels) allows fabrication of high circuit volumes with improved material utilization, resulting in lower cost.

         - LASER PROCESSING. Laser technology is used to produce low cost, very fine openings, small vias and contoured shapes which solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of a blanking die.

         - BONDABLE GOLD PLATING. Prepare flexible circuits for chip-on-flex bonding, a process which saves space and improves electrical performance (access time) by wire bonding an IC die directly to the flexible circuit.

         - COVERFILM, LAY-UP AND LAMINATION. A process where polyimide/adhesive based coverfilm materials are pre-punched, then aligned with and laminated to an underlying circuit pattern. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

         ASSEMBLY AND TEST TECHNOLOGY. The Company applies advanced assembly and test technology to provide flexible circuit interconnect assemblies to its customers. For many years, the Company has assembled passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices, to its flexible circuits using primarily manual processes in its plants in Mexico. With the U.K. acquisition, the Company expanded its capability to include advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

         CUSTOMER SATISFACTION. A critical component of the Company's growth has been dedicated customer support. The Company has achieved and maintained high levels of customer satisfaction by focusing on continuous quality improvement, reducing total manufacturing cycles, shortening its design and prototype cycles, reducing its general costs of manufacturing through capacity utilization and process improvement, and being responsive and working closely with its customers on a day-to-day basis to quickly address their changing needs. The responsibility for achieving and maintaining high levels of customer satisfaction rests with specific business units, each of which consists of a team of sales personnel; design, quality and manufacturing engineers; and customer service representatives who are dedicated to a single customer or small group of customers with similar requirements.

CURRENT PRODUCT APPLICATIONS

           The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company's sales at 51%, 62% and 43% of total sales for 1995, 1996 and 1997, respectively. Through new market expansion efforts, the Company is continuing its efforts to reduce the impact of the cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent the largest component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry would likely have a material adverse effect on the Company's operating results

Current applications addressed by the Company include:

           HARD DISK DRIVES. The HDD market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. In HDD applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. Mounting an unpackaged die directly onto the flexible circuit substrate, or chip on flex, is becoming the predominant interconnect technology for these applications.

         DATA STORAGE. Large individual drive storage systems are being replaced by arrays of less expensive disk drives or tape drives. The growth of personal computer networks has generated a growth in small arrays for local area network storage. In addition to the flexible circuit interconnects inside each of the individual drives, controlled impedance flex interconnects are used to connect the back of the drives to standard interface boards.

         PORTABLE COMMUNICATIONS. The use of polyimide flexible circuits in portable communications devices is rapidly growing as the space, weight and functionality challenges are becoming more difficult. In some cellular telephones, flexible circuits replace rigid PCBs, connectors and cables and can thereby reduce space, weight and cost. Combining the portable system unit growth with expanded applications of flexible circuits should accelerate the growth of this application.

           NOTEBOOK COMPUTERS The number of flexible circuit interconnects per notebook also is increasing. Early applications for flexible circuits in notebooks were mainly as interconnects from the motherboard to the LCD and as shielded jumpers. More recently, systems have used as many as ten flexible circuit interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flexible circuit assemblies, track ball/mouse button flexible circuit assemblies and various other shielded jumpers. The combination of growing notebook unit volumes and the increasing use of flexible circuits in these applications should accelerate the sales growth of flexible circuits to this segment.

           CONSUMER AND OTHER APPLICATIONS CD/DVD-ROMS are growing in consumer applications where higher capacity and quicker access time, compared to tape drives, are needed. These devices use flexible circuits as the interconnect between the read/write had and CD/DVD-ROM drive electronics.

           Computer workstations, document scanners and printers also make use of flexible circuit interconnects. Certain products and applications have similar packaging and interconnection requirements and growth opportunities when compared to the primary end-user markets served by the Company.

           EMERGING PRODUCT APPLICATIONS. Flexible circuit substrates are a leading candidate for use in semiconductor packaging and as interposers for high-density interconnect applications.

SALES AND SUPPORT

           The Company has organized its sales and support effort into five business units based on the Company's end markets. Each unit is composed of sales personnel; design, quality and manufacturing engineers; and customer service representatives. From the time a customer submits a request for prototype, the applicable business unit is responsible for developing and expanding the Company's relationship with the customer with the goal of becoming a preferred supplier. The design and manufacturing engineers of each business unit work cooperatively with a customer's design engineers to arrive at cost-effective flexible circuit interconnect solutions that meet the performance and quality specifications of each product. The business unit then works with the Company's manufacturing operations personnel to coordinate a timely and effective integration of the product into the Company's production process from prototype through the production ramp, assembly (if required) and functional testing. If the program includes component assembly, the engineers and the customer service representatives work with planning and purchasing to ensure that all of the component specification, assembly and test standards and delivery requirements are understood and properly integrated into the manufacturing process.

           The Company's customer service representatives work with the customer's purchasing or project representatives on an ongoing basis to implement changes to the schedule or product specification. Each business unit also directs research and development efforts that target existing customer needs. Research currently includes various methods and applications of screened-materials, direct attachment methods, laser processing, thinner and lower cost substrate materials and improved processes that yield smaller lines and spaces on circuitry. By organizing by end market rather than by function, the Company believes that it can respond more quickly than the competition to the needs of its customers.

         Historically, the Company has sold a substantial portion of its flexible circuit interconnects to a limited number of customers. In 1995, 1996 and 1997, combined sales to Seagate Technology, Inc. ("Seagate") and IBM Corporation ("IBM") accounted for 34%, 47% and 33% of the Company's net sales, respectively. These sales were substantially in support of the HDD and notebook computer markets.

          In order to facilitate their manufacturing processes, the Company's customers often require that the Company sell finished interconnects to contract assemblers for further assembly. In 1995, 1996 and 1997, shipments to contract assemblers were 33%, 14% and 24% of net sales, respectively. Sales to a single contract assembler, Smartflex Systems, Inc. ("Smartflex"), were 19%, 8% and 7% of net sales in 1995, 1996 and 1997, respectively.

         Even though the Company's customer mix will likely change from period to period in the future, the

Company expects that sales to relatively few customers, including contract assemblers, will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets, would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

FOREIGN SALES AND OPERATIONS

         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Lamphun, Thailand and the Company maintains a technology and pilot production facility in Portsmouth, England. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations.

         While the Company transacts business predominately in U.S. Dollars and most of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in other currencies. Changes in the relation of other currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. In order to reduce the impact of certain foreign currency fluctuations, the Company began entering into short-term forward foreign currency exchange contracts (hedges) in December 1997 in the regular course of business to manage its exposure. To date, the Company's hedging activity has been immaterial. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.

         During 1997, the Thai Baht experienced significant devaluation in relation to the U.S. Dollar. As the majority of the sales and expenses for the Thailand operation are denominated in U.S. Dollars, the devaluation did not have a significant impact on the results of operations of the Company for the year ended December 31, 1997. No assurance can be given that future currency fluctuations will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

MANUFACTURING

           The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Company received ISO 9001 certification of its U.S. operations in 1996, received ISO 9002 certification of its Mexican operations in early 1997, and received ISO 9002 certification of its Thailand operations in late 1997.

           The Company believes that it enjoys a cost advantage based on a manufacturing process designed to optimize the utilization of labor and capital, the close proximity (approximately 200 miles) of its two North American manufacturing locations, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. In addition, the Company believes that the integration of assembly technology with manufacturing technology and high-volume production capabilities will over time provide improvements in its production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses.

SUPPLIERS

           The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. For components, the Company typically makes short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to six month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for ADFlex. In most cases, suppliers are approved, and are often dictated, by the Company's customers. For process chemicals, the Company relies on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. The Company has attempted to mitigate these risks by identifying stable companies with leading technology and delivery positions.

         The Company currently purchases a number of its components, process chemicals and other materials from a single source. For example, the Company has a supply agreement with Rogers for the supply of certain materials, including laminates, films, bondply, copper foil and heat treated polyimide, used in the Company's flexible circuit interconnects. In the United States, these products are available only from a limited number of suppliers. The Company's agreement with Rogers expires on December 31, 1998 and can be terminated prior to expiration by mutual consent or for material breach upon 30 days' notice. Under the supply agreement, ADFlex has agreed to purchase a percentage of its circuit materials needs from Rogers, assuming that Rogers is able to meet the materials specifications, performance requirements and delivery as required by the Company and its customers.

           While viable alternate suppliers exist, because of the Company's limited inventory of raw materials, tight manufacturing cycles and the significant amount of time required to qualify new suppliers, single sourcing is expected to continue. Consequently, any unanticipated interruption of material supplies or components would have a short- term material adverse effect on the Company.

COMPETITION

         The flexible circuit interconnect market is differentiated by customers, applications and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the basis of design capability, price, quality and response time to design changes and technological advancements in underlying applications and the ability to offer a total flexible circuit interconnect solution, including the ability to ramp rapidly up to and down from volume production and to provide assembly and test services. In addition, during periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive, which could have a material adverse effect on interconnect pricing. The Company believes that once an OEM has selected a particular vendor to design and manufacture a flexible circuit interconnect, the OEM generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets. The Company has targeted several markets as areas for its growth, but there can be no assurance that the Company will be able to achieve significant sales in any of these new, targeted markets.

         The Company experiences competition worldwide from a number of leading foreign and domestic providers, such as Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura") , Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl, Inc. ("Sheldahl") and Parlex Corporation ("Parlex"). NOK and Fujikura are Japan-based suppliers substantially larger than the Company with greater financial and other resources. Although the Company believes that a significant portion of the sales of these companies are in direct competition with the Company, the Company also believes that both of these competitors derive a majority of their revenues from Japan-based system manufacturers in the consumer goods market segment. M-Flex, Sheldahl and Parlex are U.S.-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services, and the military, respectively. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

         Since its December 1995 acquisition of ADFlex U.K., the Company competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. and Solectron Corp. The Company believes that competition in assembly matters is primarily driven by availability of assembly technology, price and cycle time. The Company believes that it will compete favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

         The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which can adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing and ongoing customer service and support to remain competitive. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain its competitive position in the flexible circuit interconnect market. There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies, that the Company will be able to compete successfully in the future, or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

INTELLECTUAL PROPERTY

           The Company believes that, due to its customers' demands for rapid technological advances and the resulting limited product life-cycles, the success of its business depends more on the technical and engineering expertise, creativity and marketing and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company currently owns a number of United States patents. The Company also owns a royalty-free license to use four IBM patents in exchange for a cross license of certain Company patents. There can be no assurance that any patents issued to the Company will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows.

           The Company also has applied for United States and foreign trademarks. In addition, Rogers and Xyratex have each granted to the Company a nonexclusive, royalty-free license with respect to other intellectual property used in the Company's business. The Company also relies upon trade secret protections for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its customers, vendors, consultants and employees. There can be no assurance, however, that others will not independently gain information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets.

           No claims have been asserted against the Company for infringement of the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. If infringement were established, the Company could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, there can be no assurance that a third party's product, if infringing on the Company's proprietary rights, may be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows.

ENVIRONMENTAL CONTROLS

         Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials used to manufacture the Company's products. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied.

         The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed soil contamination that may require remediation. Further studies including a site specific risk analysis were conducted and a number of remediation options have been proposed. Based on these studies, the Company believes that the costs associated with the investigation and remediation of this situation will not have a material adverse impact on the Company. Pursuant to the agreements governing the acquisition of the flexible circuit fabrication operations of Rogers, Rogers has retained all environmental liabilities existing prior to the date of that transaction. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

         During 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated there is contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the seller submitted a remediation plan to the appropriate Mexican authorities, which was approved in May 1997. Subsequent remediation was completed in December 1997. The Company is now awaiting final closure of the issue by the Mexican government. The seller's obligation for the costs of remediation is limited to $2.5 million. A total of $1.0 million is being held in escrow pending the seller's performance of their environmental obligations under the agreement. The escrow balance will be refunded to the seller upon closure of the issue by the Mexican authorities with certification that no future action is required Given the uncertainties associated with environmental contamination, including possible claims by third parties in the U.S., there can be no assurance that future remedial costs or liabilities will not have a material adverse impact on the Company.

         At this time, the Company does not anticipate any material amount of environmental-related capital expenditures for 1998 or 1999.

BACKLOG AND SEASONALITY

         The Company's backlog at December 31, 1995, 1996 and 1997 was approximately $16.7 million, $55.9 million and $44.8 million, respectively. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within six months. Because the Company's sales are made pursuant to purchase orders rather than long term contracts and are generally subject to cancellation or modification on short notice and with little or no penalty, the Company does not believe that its backlog at any particular date is indicative of sales or operating results for any future periods.

         Since commencement of independent operations in June 1993, the Company has experienced seasonal sequential net sales decreases in the fourth quarter of each year except 1996, where the inclusion of net sales from its U.K. operations masked the trend. During those same periods, the Company also experienced reduced operating margins when compared to prior quarters. Variations in orders and in the mix of products sold by the Company have significantly impacted net sales and gross profit. Operating results generally also may be affected by other factors, including the receipt and shipment of large orders, plant utilization, product mix, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material availability, product and price competition, the length of sales cycles and economic conditions in the electronics industry. Many of these factors are outside the control of the Company. Historically, the Company has encountered operating constraints in the fourth quarter as typical product life cycles lead to volume production peak in demand in the second and third quarters.

EMPLOYEES

           As of December 31, 1997, the Company had a total of 5,511 employees, of which 5,409 were regular employees and 102 were temporary employees. Of the regular employees, 882 were based at the Company's facilities in Chandler, Arizona; 3,903 were based in Agua Prieta, Mexico; 42 were based in the United Kingdom; and 582 were based in Thailand.

            Certain of the Company's employees located in Mexico are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican labor laws. The Company has not experienced an employee-related work stoppage. The Company believes that its relationship with its union and other employees is good, but there can be no assurance that the Company will be able to successfully negotiate with the labor union in Mexico in the future.

           The Company's future operating results depend in significant part upon the continued contribution of its officers and other key management and technical personnel, many of whom would be difficult to replace. None of such persons has an employment contract with the Company. The loss of any of these officers or key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel if intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in customers and markets, and in particular the HDD market and customers, which has caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which could materially adversely affect operating results; the risk that growth in demand for products that use flex, and corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop-shop strategy will continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; the risk that the Company's transition of manufacturing to Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; the risk that margins will continue to be negatively impacted by higher material content of flex products; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean up of the Mexican manufacturing facility; the risk of turnover in manufacturing employees, officers, key management and technical personnel; the risk that the Company's intellectual property protections may not provide a competitive advantage and may not preclude others from offering similar products; the risk that third parties may assert proprietary rights infringement claims against the Company; environmental risks; seasonality of operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; the risk that the Company may not be able to obtain additional capital when needed and on reasonable terms; and other risks detailed herein and from time to time in the Company's other Securities and Exchange Commission filings.

ITEM 2.    PROPERTIES.

         In total, the Company leases or owns approximately 412,000 square feet of manufacturing and other space. The Company's significant facilities are as follows:

Functions                               Location (number of facilities)  Square Feet    Owned/Leased      Expiration
---------                               -------------------------------  -----------    ------------      ----------
Executive Offices;
  Research and Development;
  Sales and Support; Circuit            Chandler, Arizona (one)          150,000        Leased            June 2003
  Fabrication (1)

Circuit Finishing and Circuit           Agua Prieta, Mexico (three)      161,000        One owned         N/A
   Assembly                                                               64,000        Two Leased        January 2008

Circuit Finishing and Assembly;         Lamphun Thailand (one)            25,000        Leased            December 1998
  Sales and Support

Technology and Pilot Production;        Portsmouth, United Kingdom        12,000        Leased            September 2007
   Sales and Support                    (one)

----------

(1) The lessor of the facility is an affiliate of Rogers. In connection with the Rogers acquisition, the Company and its Mexican subsidiary guaranteed the performance of the Company's obligations under the lease. As provided for in the lease agreement, the Company exercised its option to renew the lease for an additional five years in June 1997, twelve months prior to the lease expiration date.

           The Company believes that its existing facilities in Arizona, Mexico, and the U.K. are adequate to meet its current requirements, and that suitable additional space or substitute space is readily available as needed.

           During 1997, the Company paid $2.5 million for the purchase of land in Thailand to be used for future expansion scheduled for 1998 and 1999.

           ITEM 3.LEGAL PROCEEDINGS

           The Company is not currently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted during the fourth quarter of 1997 to a vote of the Company's securities' holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information required by this item is contained in the section captioned "Securities Information," on page 33 of the ADFlex Solutions, Inc. 1997 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information required by this item is contained in the section captioned "Selected Financial Data," on page 31 of the ADFlex Solutions, Inc. 1997 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 10-15 of the ADFlex Solutions, Inc. 1997 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this item is contained on pages 16-30 of the ADFlex Solutions, Inc. 1997 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

           Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held April 28, 1998 Certain information included in the Proxy Statement is incorporated herein by reference. The Company will disseminated the Proxy Statement to stockholders on or about March 26,1998.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), required by this item is contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" at pages 2-3 and page 19, respectively, of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information required by this item is contained in the sections captioned "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Comparison of Stock Performance" at pages 7-16 of the Proxy Statement and, except as noted below, is incorporated herein by reference.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item is contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management," at pages 4-6 of the Proxy Statement, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this item is contained in the section captioned "Certain Relationships and Related Transactions," at pages 17-18 of the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        1. FINANCIAL STATEMENTS.

           The following financial statements are incorporated by reference into this Report:

           (i)        Consolidated Balance Sheets - December 31, 1997 and 1996

           (ii) Consolidated Statements of Operations - years ended December 31, 1997, 1996 and 1995

           (iii) Consolidated Statements of Equity - years ended December 31, 1997, 1996 and 1995

           (iv) Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995

           (v)        Notes to Consolidated Financial Statements

           (vi)       Report of Independent Auditors

           2.  FINANCIAL STATEMENT SCHEDULE.

           The following financial statement schedule of ADFlex Solutions, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

           Independent Auditor's Report on Schedule

           Schedule  II - Valuation and Qualifying Accounts and Reserves....S-1

           Schedules not listed above have been omitted because they are not applicable or are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           3. EXHIBITS.
              Number             Description
              ---------          -----------------------------------------------

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

                  *10.6(1)          1994 Employee Stock Purchase Plan

                  *10.7(1) Form of Indemnification Agreement entered into between the Registrant and its Directors

                  10.8(1) Equipment Lease Agreement, dated February 23, 1994, between the Registrant and Ally Capital Corporation

                  10.9(1) Registration Rights Agreement, dated March 31, 1994, among the Registrant, AMP Incorporated, Ampersand and Ampersand II

                  10.10(1) Letter, dated June 15, 1994, between the Registrant and Rogers Corporation *10.12(1) Stock Option Agreement, dated June 2, 1994, between the Registrant and Steve Sanghi

                  10.12(1) Stock Option Agreement, dated June 29, 1995, between the Registrant and Steve Sanghi

              / / 10.14(4)          Supply Agreement, dated June 29, 1995,
                                    between the Registrant and Rogers
                                    Corporation

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

                  10.39(2) Deed of Assignment of UK Patent Applications, dated January 8, 1996, between Polene Limited and Havant International Limited

                  10.40(2) Deed of Assignment of Non-UK Patent Applications, dated January 8, 198, between Polene Limited and Havant International Limited

                  10.41(5) Bilateral Purchase and Sale Agreement, dated August 31, 1995, among Telson, S.A. de C.V., Zenith Electronics Corporation, ADFlex Mexico S.A. de C.V. and the Registrant

                  10.46(8) Master Agreement, dated April 16, 1996, between the Registrant and Hana Microelectronics Public Co., Ltd. ("Hana")

                  10.49(9) Credit Agreement dated June 5, 1997 among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

                  10.50(10)         Equity Purchase Agreement dated September
                                    26, 1997 between the Registrant and Hana
                                    Microelectronics Public Co., Ltd.

                  10.51(10)         Promissory Note dated September 30, 1997
                                    between the Registrant and Hana
                                    Microelectronics Public Co., Ltd.

                  10.52 First Amendment to Credit Agreement, dated February 9, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

                  10.53 Collective Bargaining Contract dated December 10, 1997 (Translation)

                  *10.54 Compensatory Control Agreement dated January 22, 1997 between ADFlex Solutions Inc. and Rolando C. Esteverena.

                  11.1              Statement Regarding Computation of Earnings
                                    Per Share

                  13.1              Certain provisions of ADFlex Solutions, Inc.
                                    1997 Annual Report to Stockholders

                  16.1(1)           Letter from KPMG Peat Marwick

                  21.1              Subsidiaries of the Registrant

                  23.1              Consent of Ernst & Young LLP

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-80324) or amendments thereto, filed with the Securities and Exchange Commission on June 16, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated January 7, 1996.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1995.

(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1995.

(6) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995.

(7)        Incorporated by reference from the Company's Form 8-K dated July 10,
           1996.

(8) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

(10) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1997.

/ /        Confidential treatment granted for portions of the exhibit.

* Constitutes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADFLEX SOLUTIONS, INC.
                                                 (Registrant)

Date: March 26, 1998                        By  /s/ Rolando C. Esteverena
                                                -------------------------
                                                Rolando C. Esteverena
                                                President, Chief Executive
                                                Officer and Director

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                       Title                                           Date
---------------------------------------    --------------------------------------------    ----------------------

 /s/ Rolando C. Esteverena
---------------------------------------
Rolando C. Esteverena                      President, Chief Executive Officer and          March 26,1998
                                           Director (Principal Executive Officer)

 /s/ Donald E. Frederick                   Vice President, Chief Financial Officer,        March 26, 1998
---------------------------------------    Secretary  (Principal Financial Officer
Donald E. Frederick                        and Principal Accounting Officer)


 /s/ Steve Sanghi
---------------------------------------
Steve Sanghi                               Director                                        March 26,1998


 /s/ Richard P. Clark                      Director                                        March 26, 1998
---------------------------------------
Richard P. Clark

/s/ Wade Meyercord                         Director                                        March 26,1998
---------------------------------------
Wade Meyercord

                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of ADFlex Solutions, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 19, 1998. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
January 19, 1998

                                   SCHEDULE II

                             ADFLEX SOLUTIONS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                   Beginning       Charges to                           Ending
                                                    Balance         Costs and        Deductions         Balance
---------------------------------------------------------------------------------------------------------------
 1995
Allowance for Returns and Doubtful Accounts         $ 641            $ 154             $ 153             $ 642

 1996
Allowance for Returns and Doubtful Accounts           642            1,292             1,323               611

 1997
Allowance for Returns and Doubtful Accounts           611            1,817               678             1,750
Allowance for Obsolescence and Excess               1,401            1,956               522             2,835
Inventory (1)

(1) 1995 and 1996 Allowance for Obsolescence and Excess Inventory balances are not presented due to immateriality.

                                  EXHIBIT INDEX

10.4       Amendment No. 2 to 1994 Stock Incentive Plan, effective
           August 26, 1996.

10.52 First Amendment to Credit Agreement, dated February 9, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

10.53      Collective Bargaining Contract dated December 10, 1997 (Translation)


10.54 Compensatory Control Agreement dated January 22, 1997 between ADFlex Solutions Inc. and Rolando C. Esteverena.

11.1       Statement Regarding Computation of Earnings per Share

13.1 Certain provisions of the ADFlex Solutions, Inc. 1997 Annual Report to Stockholders

21.1       Subsidiaries of the Registrant

23.1       Consent of Ernst & Young LLP

27.1       Financial Data Schedule for the years ended December 31, 1997 and
           1996

27.2 Financial Data Schedule for the interim period included in the year ended December 31, 1997

27.3 Financial Data Schedule for the interim period included in the year ended December 31, 1996