Form 10-Q
period 1998-03-31
ADFLEX SOLUTIONS INC
filed 1998-05-14
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes       X         No

The number of shares outstanding of the issuer's common stock, as of March 31, 1998:

                 COMMON STOCK, $.01 PAR VALUE: 8,825,991 SHARES

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

              Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997.........................................................3

              Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997...................................................4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997...................................................5

              Notes to Condensed Consolidated Financial Statements.............................................6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................8


PART II  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K..........................................................13


SIGNATURES ...................................................................................................14


EXHIBITS

              (10.55) Second Amendment to Credit Agreement, dated May 11, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A., as agent for Lenders

              (11.1)  Computation of Net Income per Share

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                    March 31,       December 31,
                                                      1998              1997
                                                      ----              ----
ASSETS                                             (Unaudited)
Current assets:
     Cash & cash equivalents                        $  2,220          $  9,092
     Accounts receivable, net                         33,561            31,581
     Other receivables                                   936             1,167
     Inventories                                      17,781            19,297

     Prepaid taxes                                     3,014             2,951
     Other current assets                              1,534             1,400
                                                    --------          --------
Total current assets                                  59,046            65,488
Property, plant & equipment, net                      49,287            42,257
Intangible assets                                      2,320             2,449
Deferred tax assets                                    5,296             5,481
Other assets                                              23                24
                                                    --------          --------
                                                    $115,972          $115,699
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                 $  3,000          $  7,000
     Notes payable                                     1,563             2,250
     Accounts payable                                 19,176            22,692
     Accrued liabilities                               6,837             6,548
     Current portion of long-term debt and
          capitalized leases                           3,719             1,959
                                                    --------          --------
Total current liabilities                             34,295            40,449
Deferred tax liabilities                               1,162             1,113
Long-term debt and capitalized leases                 26,428            23,230
Stockholders' equity                                  54,087            50,907
                                                    --------          --------
                                                    $115,972          $115,699
                                                    ========          ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                                      Three Months Ended
                                                                            March 31,
                                                                     1998              1997
                                                                     ----              ----
Net sales                                                         $ 50,023           $ 48,221

Cost of sales                                                       39,505             40,789
                                                                  --------           --------
    Gross profit                                                    10,518              7,432
Operating expenses:

    Engineering, research & development                              2,121              2,218

    Selling, general & administrative                                3,898              3,367

    Amortization of intangible assets                                  129                 --
                                                                  --------           --------
Total operating expenses                                             6,148              5,585
                                                                  --------           --------

    Operating income                                                 4,370              1,847
Interest income                                                         55                 28
Interest expense                                                      (586)              (433)
Other income (expense), net                                           (186)              (212)

Minority interest in earnings of
consolidated joint venture                                              --                (18)
                                                                  --------           --------
Income before income taxes                                           3,653              1,212
Income taxes                                                         1,022                339
                                                                  --------           --------

Net income                                                        $  2,631           $    873
                                                                  ========           ========

Net income per share:

     Basic                                                        $   0.30           $   0.10
     Diluted                                                      $   0.30           $   0.10
                                                                  ========           ========
Number of shares used in computing net income per share:

     Basic                                                           8,805              8,666
                                                                  ========           ========
     Diluted                                                         8,923              8,767
                                                                  ========           ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                    1998               1997
                                                                    ----               ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                         $ 2,631           $   873
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
       Depreciation and amortization                                 2,025             1,490
       Deferred taxes                                                  235               335
       Changes in operating assets and liabilities:
        Accounts receivable                                         (1,980)           (4,980)
        Other receivables                                              231               347
        Inventories                                                  1,516               979
        Other current assets                                          (197)           (1,485)
        Accounts payable and accrued liabilities                    (3,227)            2,211
                                                                   -------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  1,234              (230)


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                (8,926)           (1,528)
Decrease in other assets                                                 1                (1)
Investment in joint venture                                             --                18
                                                                   -------           -------
NET CASH USED IN INVESTING ACTIVITIES                               (8,925)           (1,511)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                      (4,000)              900
Payments on capitalized lease obligations                              (42)              (35)
Payments on note payable                                              (687)               --
Net activity on long-term debt                                       5,000            (2,500)
Issuance of common stock, net of expenses                              548               474
                                                                   -------           -------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES              819            (1,161)
                                                                   -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (6,872)           (2,902)
Cash and cash equivalents at beginning of period                     9,092             6,097
                                                                   -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,220           $ 3,195
                                                                   =======           =======

      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs are amortized on a straight-line basis over a period of three years upon completion of the project.

 (2)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                                     March 31,         December 31,
                                                                       1998               1997
                                                                       ----               ----
                Accounts receivable trade                            $ 35,066             33,331
                Allowance for doubtful accounts and returns            (1,505)            (1,750)
                                                                     --------           --------
                                                                     $ 33,561           $ 31,581
                                                                     ========           ========

(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                        March 31,         December 31,
                                                          1998                1997
                                                          ----                ----
                Raw materials                           $  9,406           $ 12,688
                Work-in-process                            8,638              8,849
                Finished goods                               583                595
                Allowance for obsolescence and
                excess inventory                            (846)            (2,835)
                                                        --------           --------
                                                        $ 17,781           $ 19,297
                                                        ========           ========

(4)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                       March 31,      December 31,
                                                         1998            1997
                                                         ----            ----
                Salaries and benefits                   $3,043          $3,259
                Accrued restructuring charges,
                current                                    222             339
                Accrued relocation                         398             429
                Accrued commissions                        370             346
                Deferred tax liability                   1,371             385
                Other                                    1,433           1,790
                                                        ------          ------
                                                        $6,837          $6,548
                                                        ======          ======


(5)      LINE OF CREDIT AND LONG-TERM DEBT

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements. The amended credit facility increased the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan is replaced with a $35.0 million term loan. The $35.0 million term loan requires equal principal payments of $1.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending December 31, 1999, increasing to equal principal payments of $2.2 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests. As of March 31, 1998, the Company was in technical default of certain financial convenants due to the amount of capital expenditures incurred during the quarter. The technical default has been waived by the lenders through December 31, 1998. In addition, the existing credit facility was amended in May 1998 to limit capital expenditures to $23.0 million during the fiscal year ending December 31, 1998. The amended credit facility prohibits the payment of dividends. At March 31, 1998, the Company had $24.0 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.0 million and $30.0 million was outstanding under the term loan. As required under the credit agreement, the Company will borrow an additional $5.0 million against the term loan in a single draw no later than August 31, 1998.


(6)      RESTRUCTURING CHARGES

         At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operation in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. To date, the Company has paid and charged to the liability $5.9 million in employee and lease termination charges. In addition, the Company reallocated $0.8 million of the reserve for employee and lease termination costs to be used for additional write-down of property, plant and equipment. The remaining accrual for employee termination costs is approximately $0.2 million, which the Company believes is adequate to cover the remaining liabilities.

(7)      INCOME TAXES

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January of 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and has timely filed a petition in the United States Tax Court for a judicial determination of these issues. In the opinion of the Company's management, the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Net Sales
         Net sales for the three month period ended March 31, 1998 increased to $50.0 million from $48.2 million over the same period in 1997 which was an increase of $1.8 million or 3.7%. The Company mitigated some of the softness in demand experienced by the hard disk drive (HDD) market in the first quarter of 1998. This reduced impact is attributable to the Company's successful revenue diversification efforts in the growing computer, communications and consumer markets.

         Gross Profit
         Gross profit as a percentage of net sales (gross margin) for the three months ended March 31, 1998 was 21.0% as compared to 15.4% for the same period in 1997. The Company's gross margin for the three month period ended March 31, 1998 was positively impacted by improved operating efficiencies, primarily due to ADFlex's low cost manufacturing facilities located in Mexico and Thailand.

         Operating Expenses
         Engineering, research & development expenses were essentially unchanged at $2.1 million and $2.2 million for the three month period ended March 31, 1998 and 1997, respectively, representing 4.2% and 4.6% of net sales for those same periods. Selling, general & administrative expenses were $3.9 million and $3.4 million for the three month period ended March 31, 1998 and 1997, respectively, representing 7.8% and 7.0% for those same periods. The growth in selling, general & administrative expenses is due to a combination of factors including the ramp-up of the Company's new Thailand manufacturing facility and strengthening of the Company's information systems infrastructure. In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.1 million, or 0.3% of net sales, for the three month period ended March 31, 1998.

         Interest and Other Income (Expense)
         For the three month period ended March 31, 1998, interest expense of $0.6 million related to borrowings under the line of credit, term loan and capital lease obligations. Interest expense for the same period in 1997 represents $0.2 million of interest expense on the subordinated debenture and $0.2 million of interest expense related to borrowing under the line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts, which the Company began entering into in December 1997 to manage its exposure, are also included in other income (expense) for the three month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and expansion of ATL. At March 31, 1998, cash and cash equivalents totaled $2.2 million, compared with $3.2 million as of March 31, 1997.

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements. The amended credit facility increased the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan is replaced with a $35.0 million term loan. The $35.0 million term loan requires equal principal payments of $1.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending December 31, 1999, increasing to equal principal payments of $2.2 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests. As of March 31, 1998, the Company was in technical default of certain financial convenants due to the amount of capital expenditures incurred during the quarter. The technical default has been waived by the lenders through December 31, 1998. In addition, the existing credit facility was amended in May 1998 to limit capital expenditures to $23.0 million during the fiscal year ending December 31, 1998. The amended credit facility prohibits the payment of dividends. At March 31, 1998, the Company had $24.0 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.0 million and $30.0 million was outstanding under the term loan. As required under the credit agreement, the Company will borrow an additional $5.0 million against the term loan in a single draw no later than August 31, 1998.

         Net cash provided by operating activities for the three month period ended March 31, 1998 was $1.2 million compared with net cash used in operating activities of $0.2 million for the same period in 1997. During these same periods net income was $2.6 million and $0.9 million, respectively. The increase in 1998 is largely due to improved operating results during the three month period ending March 31, 1998 coupled with increased business activity.

         Net cash used in investing activities was $8.9 million for the three months ended March 31, 1998 compared with $1.5 million for the same period in 1997, which primarily stemmed from capital expenditures for the three months ended March 31, 1998 of $8.9 million compared with $1.5 million for the same period in 1997. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company currently expects to spend an additional $11.0 million on capital expenditures in 1998 to support expansion of worldwide manufacturing operations, primarily for machinery, systems and equipment, and expansion of operations in North America and Thailand.

         Net cash provided by financing activities for the three months ended March 31, 1998 was $0.8 million compared with cash used in financing operations of $1.2 million for the same period in 1997. The Company borrowed an additional $5.0 million on its term loan during the three months ended March 31, 1998 of which $4.0 million was used to pay down the Company's bank line of credit. Net repayments on the Company's bank line of credit totaled $4.0 million during the three months ended March 31, 1998 compared to net borrowings of $0.9 million for the same period in 1997. The Company generated $0.6 million and $0.5 million in the three months ended March 31, 1998 and 1997, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $2.8 million payable at various dates through September 30 ,1998 in connection with the acquisition of Hana's 20% interest in ATL. As required by the terms of the note, the Company remitted $0.7 million during the three months ended March 31, 1998. Funding for this payment came from the Company's line of credit. As of March 31, 1998,

$1.6 million was outstanding under the note. During the three months ended March 31, 1997, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest as required by the terms of the subordinated debenture issued in the ADFlex U.K. acquisition. Funding for this payment came from the Company's line of credit.

         The Company may require additional capital to finance enhancement to, or expansion of, its manufacturing capacity in accordance with its business strategy. Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management believes, however, that existing cash balances, funds generated from operations and borrowings under its existing line of credit will be sufficient to permit the Company to meet its liquidity and expansion requirements for the next twelve months.


OTHER MATTERS

         Foreign Operations
         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Lamphun, Thailand and the Company maintains a technology and pilot production facility in Havant, England. While the Company believes that it has established good relationships with its labor force and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. While the Company transacts business predominately in U.S. Dollars and most of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in other currencies. Changes in the relation of other currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange gains or losses. In order to reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its exposure. The forward exchange contracts generally require the Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.

         Future Operations
         The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company conducted environmental studies of its facility in Chandler, Arizona which revealed a limited amount of soil contamination that may require remediation. Based on these studies, the Company believes that the costs associated with remediation will not have a material adverse effect on its operations or financial condition. Pursuant to the acquisition agreements pertaining to the initial formation of the Company, Rogers Corporation (Rogers) retained all environmental liabilities existing prior to the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if additional pre-closing environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition and results of operations.

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the seller submitted a remediation plan to the appropriate Mexican authorities, which was approved in May 1997. Subsequent remediation was completed in December 1997. The seller is awaiting acknowledgement that the remediation plan has been approved and no further action is required by the Mexican authorities. The seller's obligation for cost of remediation is limited to $2.5 million. A total of $1.0 million was originally held in escrow pending seller's performance of their environmental obligations under the agreement. One third of the escrow balance was used to conduct the remediation, one third was released to the seller according to the agreement and one third remains in escrow and will be released to the seller upon closure of the issue by the Mexican authorities with certification that no further action is required. Given the uncertainties associated with environmental contamination, including possible claims by third parties in the U.S., there can be no assurance that future remedial costs or liabilities will not have a material adverse impact on the Company.

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

         Dependence on Electronics Industry
         The Company's principal customers are electronics original equipment manufacturers and contract manufacturers. The electronics industry as a whole is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications developed in connection with next generation products containing flexible circuit interconnects manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Concentration Risk
         The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the HDD market. Sales to the HDD market accounted for 34% of net sales compared to 52% of net sales for the three month period ended March 31, 1998 and 1997, respectively. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including restriction due to market, competitive or economic conditions, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         New Accounting Standards
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98- 1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs are amortized on a straight-line basis over a period of three years upon completion of the project.

         Income Taxes
         The Company's effective tax rate of 28% for the three month period ended March 31, 1998 is an estimated annual rate based upon projected profit levels at each of the Company's entities. As the actual tax rate for each entity varies in accordance with the taxing authority in whose jurisdiction they reside, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant. The effective tax rate for the three month period ended March 31, 1997 was also 28%.

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January of 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company disagrees with the proposed adjustments and has timely filed a petition in the United

States Tax Court for a judicial determination of these issues. In the opinion of the Company's management, the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Impact of Year 2000
         The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. Since the Company's current manufacturing/cost control system does not function properly with respect to dates from the year 2000, the Company entered into an agreement with SAP America, Inc. (SAP) to license the rights to SAP's proprietary R/3 software, which will function properly with respect to dates in the year 2000 and beyond. The software will replace the Company's current manufacturing/cost control systems and the Company anticipates completing the conversion in late 1998. The total cost of implementing the new system, including software, implementation, hardware and training, is expected to be $4.9 million. The cost of acquiring and implementing the new system will be recorded as an asset by the Company and amortized over its estimated benefit period.

         In addition, the Company has evaluated the software associated with its manufacturing equipment and has concluded that there is no exposure to contingencies related to the Year 2000 Issue. Therefore, the Company does not believe that the Year 2000 Issue will have a material impact on the operations of the Company. There can be no assurances that the systems of customers, suppliers and other companies on which the Company relies will be timely converted and will not have an adverse effect of the Company's systems or operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which could materially adversely affect operating results; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; uncertainty with respect to the Internal Revenue Service report on the Company's 1993 tax return and the ultimate financial impact, if any, thereof; the risk that the Company's implementation of a new manufacturing/cost control system will not occur as scheduled or that such implementation will not resolve the Company's Year 2000 Issue; the risk that other systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

                  None

Item 3. Defaults upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

           (10.55) Second Amendment to Credit Agreement, dated May 11, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders.

           (11.1)    Computation of Net Income Per Share

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADFlex Solutions, Inc.


Date: May 14, 1998                     By /s/ Donald E. Frederick
     -------------------                 --------------------------------------
                                          Donald E. Frederick
                                          Vice President Finance, Secretary and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 EXHIBITS INDEX

(10.55) Second Amendment to Credit Agreement dated May 11, 1998 among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders.
(11.1)   Computation of Net Income Per Share
(27)     Financial Data Schedule