Form 10-Q
period 1998-06-30
ADFLEX SOLUTIONS INC
filed 1998-08-14
CIK 925743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes       X         No

The number of shares outstanding of the issuer's common stock, as of June 30, 1998:
                 COMMON STOCK, $.01 PAR VALUE: 8,842,871 SHARES

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

              Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997..........................................................3

              Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1998 and 1997............................................4

              Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997......................................................5

              Notes to Condensed Consolidated Financial Statements.............................................6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................8


PART II    OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders.......................................15

           Item 6.  Exhibits and Reports on Form 8-K..........................................................15


SIGNATURES ...................................................................................................16


EXHIBITS


         (11.1)   Computation of Net Income (Loss) per Share

         (27.1)   Financial Data Schedule (filed only electronically with the
                  SEC)

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                   June 30,      December 31,
                                                    1998            1997
                                                    ----            ----
ASSETS                                           (Unaudited)
Current assets:
     Cash & cash equivalents                      $  4,527        $  9,092
     Accounts receivable, net                       23,890          31,581
     Other receivables                                 948           1,167
     Inventories                                    16,366          19,297
     Prepaid taxes                                   3,078           2,951
     Other current assets                            1,509           1,400
                                                  --------        --------
Total current assets                                50,318          65,488
Property, plant & equipment, net                    52,015          42,257
Intangible Assets                                    2,191           2,449
Deferred tax assets                                  5,187           5,481
Other assets                                            22              24
                                                  --------        --------
                                                  $109,733        $115,699
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                               $  3,500        $  7,000
     Notes Payable                                   1,375           2,250
     Accounts payable                               15,401          22,692
     Accrued liabilities                             7,473           6,548
     Current portion of long-term debt and
          capitalized leases                         5,462           1,959
                                                  --------        --------
Total current liabilities                           33,211          40,449
Deferred tax liabilities                             1,211           1,113
Long-term debt and capitalized leases               24,642          23,230
Stockholders' equity                                50,669          50,907
                                                  --------        --------
                                                  $109,733        $115,699
                                                  ========        ========

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                               ---------------------------         ---------------------------
                                                  1998              1997             1998               1997
                                                  ----              ----             ----               ----
Net sales                                      $  44,304         $  56,244         $  94,327         $ 104,465
Cost of sales                                     43,151            47,154            82,656            87,944
                                               ---------         ---------         ---------         ---------
    Gross profit                                   1,153             9,090            11,671            16,521
Operating expenses:
    Engineering, research & development            1,979             1,971             4,100             4,189
    Selling, general & administrative              3,139             4,062             7,037             7,429
    Amortization of intangible assets                129                --               258                --
                                               ---------         ---------         ---------         ---------

Total operating expenses                           5,247             6,033            11,395            11,618
    Operating income (loss)                       (4,094)            3,057               276             4,903
Interest income                                      142                49               197                77
Interest expense                                    (838)             (511)           (1,424)             (945)
Other income (expense), net                         (174)               48              (360)             (164)
Minority interest in earnings of
consolidated joint venture                             0               (32)                0               (49)
                                               ---------         ---------         ---------         ---------
Income (loss) before income taxes                 (4,964)            2,611            (1,311)            3,822
Income taxes                                      (1,390)              731              (368)            1,070
                                               ---------         ---------         ---------         ---------

Net income (loss)                              $  (3,574)        $   1,880         $    (943)        $   2,752
                                               ===============================================================

Net income per share:

     Basic                                     $    (.40)        $    0.22         $    (.11)        $    0.32
                                               ===============================================================

     Diluted                                   $    (.40)        $    0.21         $    (.11)        $    0.31
                                               ===============================================================

Number of shares used in computing
net income per share:

      Basic                                        8,835             8,682             8,820             8,674
                                               ===============================================================

      Diluted                                      8,835             8,800             8,820             8,784
                                               ===============================================================

      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    -----------------------
                                                                                       1998            1997
                                                                                       ----            ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                                   $   (943)        $  2,752
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                   4,339            3,191
       Deferred taxes                                                                    391              (24)
       Net gain/loss on disposal of assets                                              (103)               0
       Changes in operating assets and liabilities:
        Accounts receivable                                                            7,691           (8,065)
        Duties/VAT receivable                                                            219              452
        Inventories                                                                    2,931           (3,817)
        Prepaid Taxes                                                                   (127)            (105)
        Other current assets                                                            (109)            (974)
        Accounts payable and accrued liabilities                                      (6,366)           5,033
                                                                                    --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    7,923           (1,557)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                                 (13,733)          (4,423)
(Increase)/decrease in other assets                                                        2                1
Investment in joint venture                                                                                50
                                                                                    --------         --------
NET CASH (USED IN) INVESTING ACTIVITIES                                              (13,731)          (4,372)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                                        (3,500)         (10,000)
Proceeds from issuance of long-term debt                                               5,000           25,000
Payments on long-term debt                                                                --          (10,000)
Payments on note payable                                                                (875)              --
Payments on capitalized lease obligations                                                (85)             (73)
Issuance of common stock, net of expenses                                                703              498
                                                                                    --------         --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                        1,243            5,425
                                                                                    --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (4,565)            (504)
Cash and cash equivalents at beginning of period                                       9,092            6,097
                                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  4,527         $  5,593
                                                                                    ========         ========

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs will be amortized on a straight-line basis over a period of three years upon completion of the project in September 1998.


 (2)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                                  June 30,        December 31,
                                                                    1998             1997
                                                                    ----             ----
               Accounts receivable trade                          $ 24,862         $ 33,331
               Allowance for doubtful accounts and returns            (972)          (1,750)
                                                                  --------         --------
                                                                  $ 23,890         $ 31,581
                                                                  ========         ========



(3)      INVENTORIES

         Inventories consist of the following (in thousands):


                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                        ----             ----
               Raw materials                                          $  7,915         $ 12,688
               Work-in-process                                           8,556            8,849
               Finished goods                                            1,414              595
               Allowance for obsolescence and excess inventory          (1,519)          (2,835)
                                                                      --------         --------
                                                                      $ 16,366         $ 19,297
                                                                      ========         ========

(4)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                             June 30,       December 31,
                                                               1998             1997
                                                               ----             ----
               Salaries and benefits                          $ 3,917         $ 3,259
               Income taxes payable                            (1,075)             --
               Accrued interest                                   577             138
               Accrued relocation                                 346             429
               Accrued commissions                                519             346
               Accrued restructuring charges                      178             339
               Accrued severance and termination costs            900              --
               Deferred tax liability                             934             385
               Other                                            1,177           1,652
                                                              -------         -------
                                                              $ 7,473         $ 6,548
                                                              =======         =======


(5)      LINE OF CREDIT  AND LONG-TERM DEBT

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company reevaluated its financial needs, and determined that credit facility commitments of a $20.0 million revolving line of credit and a $30.0 million term loan are sufficient to meet its liquidity requirements, and cancelled $10.0 million of existing credit facility commitments, $5 million relating to the revolving line of credit and $5 million relating to the term loan. The $30.0 million term loan requires equal principal payments of $1.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending December 31, 1999, increasing to equal principal payments of $2.2 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios, meet certain net worth and indebtedness tests and maintain an operating income or net income position for any period comprised of two consecutive fiscal quarters. As of June 30, 1998, the Company was in technical default of the interest coverage and the operating/net income requirements which have been waived by the lenders for the three month period ended June 30, 1998. The Company was also in technical default of certain financial covenants due to the amount of capital expenditures incurred during the three month period ended June 30, 1998, which have been waived by the lenders through December 31, 1998. In addition, the existing credit facility was amended in May 1998 to limit capital expenditures to $23.0 million during the fiscal year ending December 31, 1998. The amended credit facility prohibits the payment of dividends. At June 30, 1998, the Company had $17.7 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.5 million and $30.0 million was outstanding under the term loan.

(6)      RESTRUCTURING CHARGES

         At the close of the third quarter of 1996, the Company's Board of Directors approved a plan to restructure its assembly operation in the U.K. and transfer production from the U.K. to the Company's manufacturing facility in Lamphun, Thailand. As part of this restructuring, the Company recorded the following charges: $13.5 million write-off in intangible assets, $8.8 million write-down of property, plant and equipment and $6.9 million in employee and lease termination charges. To date, the Company has paid and charged to the liability $6.0 million in employee and lease termination charges. In addition, the Company reallocated $0.8 million of the reserve for employee and lease termination costs to be used for additional write-down of property, plant and equipment. The remaining accrual for employee termination costs is approximately $0.1 million, which the Company believes is adequate to cover the remaining liabilities.

(7)      SPECIAL CHARGES

         During the three month period ended June 30, 1998, the Company implemented new cost and productivity improvement measures designed to address current adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the personal computer markets - in particular the hard disk drive (HDD) segment. These actions included the consolidation of administrative functions, a 10% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.4 million, $0.5 million related to the workforce reduction which was paid in June 1998 and $0.9 million related to employee and termination costs associated with the closing of the two plants in Mexico.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales
         Net sales for the three and six month periods ended June 30, 1998 decreased $11.9 million or 21.2% and $10.1 million or 9.7%, respectively, over the same periods in 1997. For the three and six month periods ending June 30, 1998, the Company's net sales were impacted by weaker demand experienced by certain customers supplying the personal computer markets, particularly the hard disk drive (HDD) segment. In addition, sales were negatively impacted by intense price competition from Asian suppliers as they tried to mitigate the demand void that was created by the Asian financial crisis.

         Gross Profit
         Gross profit as a percentage of net sales (gross margin) for the three and six months ended June 30, 1998 was 2.6% and 12.3% as compared to 16.2% and 15.8%, respectively, for the same periods in 1997. The Company's decrease in gross margin during the three and six month period ended June 30, 1998, was attributable to several factors: underutilization of factories caused by reduced demand, low yields on new product ramps as customers accelerated new programs to bolster demand, intense price competition from Asian suppliers and charges of approximately $1.4 million, of which $0.5 million related to the workforce reduction and $0.9 million relates to employee and termination costs associated with the closing of the two plants in Mexico.

         Operating Expenses
         Engineering, research & development expenses were essentially unchanged for the three and six month period ended June 30, 1998 at $2.0 million and $4.1 million, respectively, compared with $2.0 million and $4.2 million for the same periods in 1997, respectively. Sales, general & administrative (SG&A) expenses were $3.1 million and $7.0 million for the three and six month period ended June 30, 1998, respectively, compared with $4.1 million and $7.4 million for the same periods in 1997, respectively. These results reflect the Company's cost-containment efforts and general reductions in discretionary spending during the three month period ending June 30, 1998. These benefits were partially offset by charges of approximately $0.3 million for severance costs related to workforce reduction in June 1998.

         In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.1 million, or 0.2% of net sales, for the three month period ended June 30, 1998.

         Interest and Other Income (Expense)
         For the three month period ended June 30, 1998, interest expense includes $0.8 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. Interest expense for the same period in 1997 represents $0.2 million of interest expense on the subordinated debenture and $0.3 million of interest expense related to borrowing on the line of credit, the term loan and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries.

         For the six month period ended June 30, 1998, interest expense includes $1.4 million related to borrowings under the line of credit, term loan and capital lease obligations. Interest expense for the same period in 1997 includes $0.3 million of interest expense on the subordinated debenture and $0.6 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts, which the Company began entering into in December 1997 to manage its exposure, are also included in other income (expense) for the six month period ended June 30, 1998. No foreign currency exchange contracts were entered into during the three month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and operations liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and expansion of ADFlex Thailand.

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company reevaluated its financial needs and determined that credit facility commitments of a $20.0 million revolving line of credit and a $30.0 million term loan are sufficient to meet its liquidity requirements. Accordingly, the Company cancelled $10 million of existing credit facility commitments, $5 million relating to the revolving line of credit and $5 million relating to the term loan. The $30.0 million term loan requires equal principal payments of $1.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending December 31, 1999, increasing to equal principal payments of $2.2 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. The Company is required, under the credit agreement, to maintain certain financial ratios, meet certain net worth and indebtedness tests and maintain an operating income or net income position for any period comprised of two consecutive fiscal quarters. As of June 30, 1998, the Company was in technical default of the interest coverage and the operating/net income requirements which have been waived by the lenders for the three month period ended June 30, 1998. The Company was also in technical default of certain financial covenants due to the amount of capital expenditures incurred during the three month period ended June 30, 1998, which have been waived by the lenders through December 31, 1998. In addition, the existing credit facility was amended in May 1998 to limit capital expenditures to $23.0 million during the fiscal year ending December 31, 1998. The amended credit facility prohibits the payment of dividends. At June 30, 1998, the Company had $17.7 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.5 million and $30.0 million was outstanding under the term loan.

         Net cash provided by operating activities for the six month period ended June 30, 1998 was $7.9 million compared with net cash used by operations of $1.6 million for the same period in 1997. During these same periods net income (loss) was ($1.0 million) and $2.8 million, respectively. Decreased sales levels for the six month period ended June 30, 1998 resulted in the Company maintaining a low level of working capital, primarily a decreased level of accounts receivable, inventory and accounts payable.

         Net cash used in investing activities was $13.7 million for the six month period ended June 30, 1998 compared with $4.4 million for the same period in 1997. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company currently expects to spend an additional $6.0 million on capital expenditures in 1998 to support expansion of worldwide manufacturing operations, primarily for machinery, systems and equipment, and expansion of operations in Thailand.

         Net cash provided by financing activities for the six month period ended June 30, 1998 was $1.2 million compared with $5.4 million for the same period in 1997. The Company borrowed an additional $5.0 million on its term loan during the six months ended June 30, 1998, which was used to pay down the Company's bank line of credit. Net repayments on the Company's bank line of credit totaled $3.5 million during the six months ended June 30, 1998 compared to net repayments of $10.0 million for the same period in 1997. Under the original credit agreement as discussed above, the Company borrowed $25.0 million under the term loan during the six month period ended June 30, 1997. Of the $25.0 million term loan proceeds, approximately $7.5 million in principal plus $2.0 million in accrued interest was used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of the Company's U.K. operation, approximately $15.0 million was used to repay borrowings under the Company's existing line of credit and the remainder was used to finance working capital of the Company. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture. Funding for this payment came from the Company's line of credit. The Company generated $0.7 million and $0.5 million in the six months ended June 30, 1998 and 1997, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $2.8 million payable at various dates through September 30, 1998 in connection with the acquisition of Hana's 20% interest in ATL. As required by the terms of the note, the Company remitted $0.9 million during the six months ended June 30, 1998. Funding for this payment came from the Company's line of credit. As of June 30, 1998, $1.4 million was outstanding under the note.

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

         Expansion of Thailand Operations
         In April 1998, the Company commenced expansion of its Thailand operations with the construction of a new plant. The expansion will initially provide 100,000 square feet of manufacturing space - 65,000 feet for flex fabrication and 35,000 feet for assembly - bringing the total size of the facility to 140,000 square feet. The expanded facility, which will increase the total assembly area by nearly 50%, includes state-of-the-art clean rooms and the production capability to process up to 750,000 circuit assemblies per week. The new flex fabrication area will feature advanced surface finishing, laser processing and automated optical profiling technologies. The total estimated cost of the expansion is approximately $9.0 million and is expected to be operational by the second quarter of 1999, including customer qualification and ramp into volume production. The Company anticipates that the new Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing. No assurance can be given that the Company's expansion strategies will not have any material, adverse effects on the Company's business, financial condition, results of operations and cash flows.

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

         Dependence on Electronics Industry
         The Company's principal customers are electronics original equipment manufacturers and contract manufacturers. The electronics industry as a whole is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications developed in connection with next generation products containing flexible circuit interconnects manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is currently experiencing, a recessionary period. A recession or any other event leading to excess capacity or a downturn in the electronics industry will and have resulted in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have and are currently having a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Fluctuations in Operating Results
         The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as the receipt and shipment of large orders, plant utilization, product mix, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material availability, product and price competition, the length of sales cycles and economic conditions in the electronics industry. Variations in orders and in the mix of products sold by the Company have significantly impacted net sales and gross profit. Many of these factors are outside the control of the Company.

         Concentration Risk
         The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the HDD market. Sales to the HDD market accounted for 35% of net sales compared to 50% of net sales for the six month periods ended June 30, 1998 and 1997, respectively. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including restriction due to market, competitive or economic conditions, would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

            Competition
           The Company experiences competition worldwide from a number of leading foreign and domestic providers, such as Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura") , Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl, Inc. ("Sheldahl"), Parlex Corporation ("Parlex"). NOK and Fujikura are Japan-based suppliers substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are U.S.-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services, and the military, respectively. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

           The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. and Solectron Corp. The Company believes that competition in assembly matters is primarily driven by availability of assembly technology, price and cycle time. The Company believes that it will compete favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing (referred to as the one-stop-shop strategy).

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

         Volatility of Stock Price
         The trading price of the Company's Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company's customers, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's Common Stock.

         Cancellation and Regrant of Stock Option Grants
         On June 22, 1998, the Compensation Committee of the Company's Board of Directors approved the cancellation of all outstanding options granted on June 3, 1997, October 1, 1997 and April 7, 1998 (with an original exercise price of $15.50, $22.063 and $17.063 per share, respectively) and the regrant and replacement of these options with new options at an exercise price per share of $8.50, the fair market value of the Company's Common Stock on the date of the Committee's determination. Each optionee has the opportunity to elect to retain his or her old options or accept a new option with an exercise price of $8.50 per share. Each new option has a term of ten years and becomes exerciseable for 25% of the option share on June 22, 1999 and for the balance of the shares in a series of equal monthly installments over the 36-month period thereafter, assuming continued employment with the Company or one of its subsidiaries. The Compensation Committee elected not to reprice any other outstanding options at that time.

         The Compensation Committee approved the cancellation-regrant program because it believes that equity interests are a significant factor in the Company's ability to attract and retain key employees who are critical to the Company's long-range success. During the three and six month period ended June 30, 1998, the market value of the Common Stock had fallen, in part, as a result of market factors that affected many stocks in the industry in which the Company engaged including the stock of the Company's customers. As a result of the decrease in the fair market value of the Common Stock, the Committee believed that the Company's ability to retain existing employees was adversely affected and to attract talented individuals in the future would be impaired. Accordingly, the Committee approved the cancellation-regrant program as a means to ensuring that optionees have a meaningful equity interest in the Company.

         New Accounting Standards
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs will be amortized on a straight-line basis over a period of three years upon completion of the project in September 1998.

         Income Taxes
         The Company's effective tax rate of 28% for the three and six month period ended June 30, 1998 is an estimated annual rate based upon projected profit levels at each of the Company's entities. As the actual tax rate for each entity varies in accordance with the taxing authority in whose jurisdiction they reside, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The

Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant. The effective tax rate for the three and six month period ended June 30, 1997 was also 28%.

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

         Impact of Year 2000
         The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. Since the Company's current manufacturing/cost control system does not function properly with respect to dates from the year 2000, the Company entered into an agreement with SAP America, Inc. (SAP) to license the rights to SAP's proprietary R/3 software, which will function properly with respect to dates in the year 2000 and beyond. The software will replace the Company's current manufacturing/cost control systems and the Company anticipates completing the conversion in September 1998. The total cost of implementing the new system, including software, implementation, hardware and training, is expected to be $4.9 million. The cost of acquiring and implementing the new system will be recorded as an asset by the Company and will be amortized over its estimated benefit period.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which could materially adversely affect operating results; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop-shop strategy will continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; the risk that the Company's expansion of manufacturing facilities in Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated, general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; uncertainty with respect to the Internal Revenue Service report on the Company's 1993 tax return and the ultimate financial impact, if any, thereof; the risk that the Company's implementation of a new manufacturing/cost control system will not occur as scheduled or that such implementation will not resolve the Company's Year 2000 Issue; the risk that other systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 3. Defaults upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  At the annual meeting of the shareholders of ADFlex Solutions Inc. held on April 28, 1998, the following matters were submitted to a vote:


         PROPOSAL I - ELECTION OF DIRECTORS

                  Rolando C. Esterverena       For -       6,968,308         Withheld -         20,309
                  Richard P. Clark             For -       6,968,308         Withheld -         20,309
                  Wade Meyercord               For -       6,970,628         Withheld -         17,989
                  Steve Sanghi                 For -       6,967,728         Withheld -         20,889
                  William Kennedy Wilkie       For -       6,967,746         Withheld -         20,871

         PROPOSAL II - RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS AUDITORS

              For - 6,954,876       Against - 17,698         Abstain  - 16,043

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

           (11.1)     Computation of Net Income Per Share

           (27.1) Financial Data Schedule (filed only electronically with the SEC)


         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADFlex Solutions, Inc.


Date: August 14, 1998                  By  /s/ Donald E. Frederick
     ------------------                   -------------------------------------
                                          Donald E. Frederick
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                            Officer)

                               Index to Exhibits


Exhibit 11.1        Computation of Net Income Per Share

Exhibit 27.1        Financial Data Schedule