Form 10-Q
period 1998-09-30
ADFLEX SOLUTIONS INC
filed 1998-11-03
CIK 925743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
The number of shares outstanding of the issuer's common stock, as of September 30, 1998:

                 COMMON STOCK, $.01 PAR VALUE: 8,928,249 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX



                                                                                                                 Page
                                                                                                                 ----
PART I     FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997.....................................................     3

              Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 1998 and 1997......................................     4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997................................................     5

              Notes to Condensed Consolidated Financial Statements.............................................     6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................     9


PART II  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K...........................................................    17


SIGNATURES ....................................................................................................    18


EXHIBITS

         (10.56) Third Amendment to Credit Agreement, dated October 30, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

         (11.1)   Computation of Net Income (Loss) per Share

         (27.1)   Financial Data Schedule (filed only electronically with the
                  SEC)

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                               September 30,  December 31,
                                                   1998           1997
                                               -------------  ------------
                                                (Unaudited)
ASSETS
Current assets:
     Cash & cash equivalents                     $  3,719       $  9,092
     Accounts receivable, net                      20,617         31,581
     Other receivables                                806          1,167
     Inventories                                   11,271         19,297
     Prepaid taxes                                  2,846          2,951
     Other current assets                           1,815          1,400
                                                 --------       --------
Total current assets                               41,074         65,488
Property, plant & equipment, net                   53,176         42,257
Deferred tax assets                                 6,509          5,481
Intangible assets                                   2,062          2,449
Other assets                                           15             24
                                                 --------       --------
                                                 $102,836       $115,699
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                              $  3,500       $  7,000
     Notes payable                                  1,188          2,250
     Accounts payable                              10,878         22,692
     Accrued liabilities                            8,007          6,548
     Current portion of long-term debt and
          capitalized leases                       13,061          1,959
                                                 --------       --------
Total current liabilities                          36,634         40,449
Deferred tax liabilities                              678          1,113
Long-term debt and capitalized leases              17,000         23,230
Stockholders' equity                               48,524         50,907
                                                 --------       --------
                                                 $102,836       $115,699
                                                 ========       ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                ------------------------------    -----------------------------
                                                 1998             1997             1998             1997
                                               ---------        ---------        ---------        ---------

Net sales                                      $  36,142           55,058        $ 130,469        $ 159,524
Cost of sales                                     34,556           44,913          117,212          132,857
                                               ---------        ---------        ---------        ---------
    Gross profit                                   1,586           10,145           13,257           26,667
Operating expenses:
    Engineering, research & development            1,675            1,798            5,775            5,987
    Selling, general & administrative              2,761            3,854            9,798           11,283
    Amortization of intangible assets                129               --              387               --
                                               ---------        ---------        ---------        ---------
Total operating expenses                           4,565            5,652           15,960           17,270
                                               ---------        ---------        ---------        ---------
    Operating income (loss)                       (2,979)           4,493           (2,703)           9,397
Interest income                                       44               58              241              135
Interest expense                                    (661)            (590)          (2,085)          (1,535)
Other income (expense), net                          (30)             (10)            (390)            (175)
Minority interest in earnings of
consolidated joint venture                            --             (132)              --             (181)
                                               ---------        ---------        ---------        ---------
    Income (loss) before income taxes             (3,626)           3,819           (4,937)           7,641
Income taxes (benefit)                            (1,016)           1,222           (1,384)           2,292
                                               ---------        ---------        ---------        ---------
Net income (loss)                              $  (2,610)       $   2,597        $  (3,553)       $   5,349
                                               =========        =========        =========        =========
Net income per share:
Basic                                          $   (0.29)       $    0.30        $   (0.40)       $    0.62
                                               =========        =========        =========        =========
Diluted                                        $   (0.29)       $    0.29        $   (0.40)       $    0.60
                                               =========        =========        =========        =========

Common and common equivalent shares used
in the calculation of net income (loss)
per share:
Basic                                              8,901            8,732            8,847            8,693
                                               =========        =========        =========        =========
Diluted                                            8,901            9,022            8,847            8,863
                                               =========        =========        =========        =========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   ------------------------
                                                                                     1998            1997
                                                                                   --------        --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                                  $ (3,553)       $  5,349
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
       Depreciation and amortization                                                  6,532           4,888
       Minority interest                                                                 --             181
       Net (gain)/loss on disposal of asset                                            (103)             --
       Deferred taxes                                                                (2,085)          3,441
       Changes in operating assets and liabilities:
          Accounts receivable                                                        10,964          (6,329)
          Other receivables                                                             361             315
          Inventories                                                                 8,026          (4,787)
          Other current assets                                                         (127)           (844)
          Accounts payable and accrued liabilities                                   (9,915)         (2,956)
                                                                                   --------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  10,100            (742)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                                (16,959)         (7,641)
Increase in other assets                                                                 10              --
Investment in joint venture                                                              --            (500)
                                                                                   --------        --------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (16,949)         (8,141)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                                       (3,500)         (9,000)
Net activity on note payable                                                         (1,063)             --
Net activity on long-term debt                                                        5,000          15,000
Payments on capitalized lease obligations                                              (130)           (111)
Issuance of common stock, net of expenses                                             1,169           1,541
                                                                                   --------        --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       1,476           7,430
                                                                                   --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,373)         (1,453)
Cash and cash equivalents at beginning of period                                      9,092           6,097
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  3,719        $  4,644
                                                                                   ========        ========

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs are being amortized on a straight-line basis over a period of five years upon completion of the project in October 1998.



 (2)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                September 30,    December 31,
                                                    1998            1997
                                                -------------    ------------

Accounts receivable trade                         $ 21,558        $ 33,331
Allowance for doubtful accounts and returns           (941)         (1,750)
                                                  --------        --------
                                                  $ 20,617        $ 31,581
                                                  ========        ========

(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                      September 30,       December 31,
                                         1998                1997
                                      -------------       ------------

Raw materials                           $  7,686           $ 12,688
Work-in-process                            5,709              8,849
Finished goods                             1,505                595
Allowance for obsolescence and
excess inventory                          (3,629)            (2,835)
                                        --------           --------
                                        $ 11,271           $ 19,297
                                        ========           ========

(4)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                       September 30,     December 31,
                                          1998               1997
                                       -------------     ------------

Salaries and benefits                    $ 3,158           $ 3,259
Income taxes payable (benefit)              (201)               --
Accrued interest                             583               138
Accrued commissions                          453               346
Accrued relocation                           100               429
Accrued restructuring charges                172               339
Deferred tax liability, current              934               385
Other                                      2,808             1,652
                                         -------           -------
                                         $ 8,007           $ 6,548
                                         =======           =======


(5)      LINE OF CREDIT  AND LONG-TERM DEBT

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company cancelled $10.0 million of existing credit facility commitments, $5.0 million relating to the revolving line of credit and $5.0 million relating to the term loan. The Company is required, under the amended credit agreement, to maintain certain financial ratios, meet certain net worth and indebtedness tests and and maintain an operating income or net income position for any period comprised of two consecutive fiscal quarters. As of September 30, 1998, the Company was in technical default of the interest coverage and the operating/net income requirements which have been waived by the lenders for the three month period ended September 30, 1998. At September 30, 1998, the Company had $15.6 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.5 million, and $30.0 million was outstanding under the term loan.

         Subsequent to September 30, 1998, the Company signed a third amendment to the existing credit facility to revise certain financial covenants, reduce the term loan by $10.0 million and revise the debt amortization schedule. Upon closing of the third amendment, the $30.0 million term loan was reduced by $5.0 million to $25.0 million from borrowings from the Company's revolving line of credit. The amendment requires a $5.0 million principal payment no later than January 20, 1999, plus four equal principal payments of $0.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending September 30, 1999, increasing to twelve equal principal payments of $1.3 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at a Base Rate which is defined as BankBoston N.A.'s prime rate plus

0.50% or LIBOR plus an applicable margin ranging from 1.50% to 2.25%, based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. Under the third amendment to the credit agreement, the Company is required to meet certain minimum profitability covenants, maintain certain financial ratios and meet certain net worth and indebtedness tests. Based on the revised financial covenants addressed in the third amendment to the credit agreement, the Company expects that it will comply with all financial covenants at measurement dates that are within the next 12 months through operations and the proceeds of expected borrowings. The amended credit facility prohibits the payment of dividends. In connection with the third amendment, the Company issued to its lenders a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant vests on March 14, 1999 (subject to certain conditions) and terminates (if not sooner exercised) on December 29, 2002. The Company also granted to the lenders certain customary demand and piggyback registration rights in connection with the warrant. In addition, the Company has the option to pay $0.3 million in lieu of the warrants up to the vesting date of March 14, 1999.


(6)       SPECIAL CHARGES

         During the nine month period ended September 30, 1998, the Company implemented new cost and productivity improvement measures designed to address current adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the personal computer markets - in particular the hard disk drive (HDD) segment. These actions included the consolidation of administrative functions, a 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.4 million, $0.5 million related to the workforce reduction which was paid in June 1998 and $0.9 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. To date, the Company has paid and charged to the $0.9 million liability approximately $0.5 million. In addition, the Company determined that approximately $0.3 million of the employee severance costs reserve was not needed as previously anticipated and these costs were reversed out during the three month period ended September 30, 1998. The remaining accrual for termination costs is approximately $0.1 million, which the Company believes is adequate to cover the remaining liabilities.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales

         Net sales for the three and nine month periods ended September 30, 1998 decreased 34.4% and 18.2%, respectively, as compared to the same periods in 1997. During the three and nine month periods ended September 30, 1998, the Company experienced weak demand by certain customers - in particular those supplying the personal computer markets and the hard disk drive (HDD) segment. Sales to one major customer, Seagate Technology, decreased approximately 38% during the nine month period ended September 30, 1998 primarily due to reduced demand and Seagate's decision to insource a majority of its manufacturing requirements. In addition, sales were negatively impacted by intense price competition from Asian suppliers as they tried to mitigate the demand void that was created by the Asian financial crisis.

         Gross Profit

         Gross profit as a percentage of net sales (gross margin) for the three and nine month periods ended September 30, 1998 was 4.4% and 10.2% as compared to 18.4% and 16.7%, respectively, for the same periods in 1997. For the three month period ended September 30, 1998, the Company's gross profit was negatively impacted by factory overcapacity and pricing pressures from Asian manufacturers. The Company's decrease in gross margin during the nine month period ended September 30, 1998 was attributable to several factors: underutilization of factories caused by reduced demand, low yields on new product ramps as customers accelerated new programs to bolster demand, intense price competition from Asian suppliers and special charges of approximately $1.4 million, of which $0.5 million related to workforce reduction and $0.9 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. The Company determined that approximately $0.3 million of the employee severance costs were not needed as previously anticipated and these costs were reversed out during the three month period ended September 30, 1998.

          The Company cannot predict whether current unfavorable industry conditions will continue for the remainder of 1998. However, the Company expects that its net sales and gross margin for 1998 will be significantly below those reported for 1997. In addition, the Company expects to report a loss for 1998.

         Operating Expenses

         Engineering, research and development expenses decreased slightly for the three and nine month periods ended September 30, 1998 at $1.7 million and $5.8 million, respectively, compared with $1.8 million and $6.0 million for the same periods in 1997, respectively. Sales, general and administrative (SG&A) expenses were $2.8 million and $9.8 million for the three and nine month period ended September 30, 1998, respectively, compared with $3.9 million and $11.3 million for the same periods in 1997, respectively. These results reflect the Company's reduction in workforce, general reductions in discretionary spending and elimination of management bonus and profit sharing expenses during the three month periods ending June 30, 1998 and September 30, 1998.

         In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.1 million, or 0.4% of net sales, for the three month period ended September 30, 1998.

         Interest and Other Income (Expense)

         For the three month periods ended September 30, 1998 and 1997, interest expense includes $0.7 million and $0.6 million of interest expense, respectively, which related to borrowings under the line of credit, the term loan and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts, which the Company began entering into in December 1997 to manage its exposure, are also included in other income (expense) for the three month period ended September 30, 1998.

         For the nine month period ended September 30, 1998, interest expense includes $2.1 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. For the nine month period ended September 30, 1997, interest expense includes $0.3 million of interest expense on the subordinated debenture and $1.2 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts are also included in other income (expense) for the nine month period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and operations liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures and expansion of ADFlex Thailand.

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company cancelled $10.0 million of existing credit facility commitments, $5.0 million relating to the revolving line of credit and $5.0 million relating to the term loan. The Company is required, under the amended credit agreement, to maintain certain financial ratios, meet certain net worth and indebtedness tests and and maintain an operating income or net income position for any period comprised of two consecutive fiscal quarters. As of September 30, 1998, the Company was in technical default of the interest coverage and the operating/net income requirements which have been waived by the lenders for the three month period ended September 30, 1998. At September 30, 1998, the Company had $15.6 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $3.5 million, and $30.0 million was outstanding under the term loan.

         Subsequent to September 30, 1998, the Company signed a third amendment to the existing credit facility to revise certain financial covenants, reduce the term loan by $10.0 million and revise the debt amortization schedule. Upon closing of the third amendment, the $30.0 million term loan was reduced by $5.0 million to $25.0 million from borrowings from the Company's revolving line of credit. The amendment requires a $5.0 million principal payment no later than January 20, 1999, plus four equal principal payments of $0.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending September 30, 1999, increasing to twelve equal principal payments of $1.3 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at a Base Rate which is defined as BankBoston N.A.'s prime rate plus 0.50% or LIBOR plus an applicable margin ranging from 1.50% to 2.25%, based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. Under the third amendment to the credit agreement, the Company is required to meet certain minimum profitability covenants, maintain certain financial ratios and meet certain net worth and indebtedness tests. Based on the revised financial covenants addressed in the third amendment to the credit agreement, the Company expects that it will comply with all financial covenants at measurement dates that are within the next 12 months through operations and the proceeds of expected borrowings. The amended credit facility prohibits the payment of dividends. In connection with the third amendment, the Company issued to its lenders a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant vests on March 14, 1999 (subject to certain conditions) and terminates (if not sooner exercised) on December 29, 2002. The Company also granted to the lenders certain customary demand and piggyback registration rights in connection with the warrant. In addition, the Company has the option to pay $0.3 million in lieu of the warrants up to the vesting date of March 14, 1999.

         Net cash provided by operating activities for the nine month period ended September 30, 1998 was $10.1 million compared to net cash used by operations of $0.7 million for the same period in 1997. During these same periods, net income (loss) was ($3.6 million) and $5.3 million, respectively, with depreciation and amortization expense of $6.5 million and $4.9 million, respectively. Decreased sales levels for the nine month period ended September 30, 1998 resulted in the Company maintaining a low level of working capital, primarily a decreased level of accounts receivable, inventory and accounts payable.

         Net cash used in investing activities was $17.0 million for the nine months ended September 30, 1998 compared with $8.1 million for the same period in 1997. Capital expenditures for the nine months ended September 30, 1998 were $17.0 million compared with $7.6 million for the same period in 1997. During the nine month period ended September 30, 1998, the Company invested $4.1 million related to the implementation of the SAP R/3 software manufacturing/cost control system. The total cost of implementing the new system, including software, implementation, hardware and training, is expected to be $5.2 million. The cost of acquiring and implementing the new system will be recorded as an asset by the Company and amortized over its estimated benefit period. In addition, capital expenditures during the nine month period ended September 30, 1998 included $0.6 million related to the Thailand operations expansion and $12.3 million related to machinery and equipment additions. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company presently expects capital expenditures to total approximately $22.0 million in 1998.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $1.5 million compared with $7.4 million for the same period in 1997. The Company borrowed an additional $5.0 million on its term loan during the nine months ended September 30, 1998, which was used to pay down the Company's bank line of credit. Net repayments on the Company's bank line of credit totaled $3.5 million during the nine months ended September 30, 1998 compared to net repayments of $9.0 million for the same period in 1997. Under the original credit agreement as discussed above, the Company borrowed $25.0 million under the term loan during the nine month period ended September 30, 1997. Of the $25.0 million term loan proceeds, approximately $7.5 million in principal plus $2.0 million in accrued interest was used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of the Company's U.K. operation, approximately $15.0 million was used to repay borrowings under the Company's existing line of credit and the remainder was used to finance working capital of the Company. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture. Funding for this payment came from the Company's line of credit. The Company generated $1.2 million and $1.5 million in the nine months ended September 30, 1998 and 1997, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $1.0 million and agreed to pay $1.3 million at various dates through December 31, 1998 in connection with the acquisition of Hana's 20% interest in ATL. The Company remitted $1.1 million during the nine months ended September 30, 1998. Funding for this payment came from the Company's line of credit. As of September 30, 1998, $1.2 million was outstanding and will be paid in full during the period ending December 31, 1998.

         The Company may require additional capital to finance enhancement to, or expansion of, its manufacturing capacity in accordance with its business strategy. Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management believes, however, that existing cash balances, funds generated from operations and expected borrowings will be sufficient to permit the Company to meet its liquidity and expansion requirements for the next twelve months.


OTHER MATTERS

         Foreign Operations

         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Lamphun, Thailand, and the Company maintains a technology and pilot production facility in Havant, England. While the Company believes it has established good relationships with its local labor forces and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, foreign labor union issues, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. While the Company transacts business predominately in U.S. Dollars and most of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in foreign currencies.

Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its exposure. The forward exchange contracts generally require the Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.

         Expansion of Thailand Operations

         In April 1998, the Company commenced expansion of its Thailand operations with the construction of a new plant. The expansion will initially provide 100,000 square feet of manufacturing space - 65,000 feet for flex fabrication and 35,000 feet for assembly - bringing the total size of the facility to 140,000 square feet. The expanded facility, which will increase the total assembly area by nearly 50%, includes state-of-the-art clean rooms and the production capability to process up to 750,000 circuit assemblies per week. The new flex fabrication area will feature advanced surface finishing, laser processing and automated optical profiling technologies. The total estimated cost of the expansion is approximately $9.0 million and is expected to be operational by the second quarter of 1999, including customer qualification and ramp into volume production. The Company anticipates that the new Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing. No assurance can be given that the Thailand expansion will be completed at the time anticipated or that the Company's expansion strategies will not have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Environmental Regulations

         The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed a limited amount of soil contamination that may require remediation. Based on these studies, the Company believes that the costs associated with remediation will not have a material adverse effect on its operations or financial condition. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the Rogers Corporation (Rogers) acquisition, Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated the contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the seller submitted a remediation plan to the appropriate Mexican authorities, which was approved in May 1997. Subsequent remediation was completed in December 1997. The seller is awaiting acknowledgement that the remediation plan has been approved and no further action is required by the Mexican authorities. The seller's obligation for cost of remediation is limited to $2.5 million. A total of $1.0 million was originally held in escrow pending the seller's performance of its environmental obligations under the agreement. One third of the escrow balance was used to conduct the remediation, one third was released to the seller according to the agreement and one third remains in escrow and will be released to the seller upon closure of the issue by the Mexican authorities with certification that no further action is required.

         The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the Company's business, financial condition, results of operations and cash flows.

         Dependence on Electronics Industry

         The Company's principal customers are electronics original equipment manufacturers and contract manufacturers. The electronics industry as a whole is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance of products or modifications developed in connection with next generation products containing flexible circuit interconnects manufactured by the Company could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Further, various sectors of the electronics industry are subject to economic cycles and have in the past experienced, and are likely in the future to experience, periods of slowdown. A slowdown or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

         Concentration Risk

         The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the HDD market. Sales to the HDD market accounted for 36% of net sales and 45% of net sales for the nine month periods ended September 30, 1998 and 1997, respectively. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including reductions due to market, competitive or economic conditions, would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

            Competition

           The flexible circuit interconnect market is differentiated by customers, applications and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the basis of design capability, price, quality and response time to design changes and technological advancements in underlying applications and the ability to offer a total flexible circuit interconnect solution. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. During the second and third quarters of 1998, there was a slowdown in the electronics industry and many of the Company's primary foreign competitors with lower cost structures decreased their prices to unprecedented levels. This had a material adverse effect on the Company's pricing during those periods. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

           The Company experiences competition worldwide from a number of leading foreign and domestic providers, such as Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura"), Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl, Inc. ("Sheldahl"), Parlex Corporation ("Parlex"). NOK and Fujikura are Japan-based suppliers substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are U.S.-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services, and the military, respectively. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

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

         The Compensation Committee approved the cancellation-regrant program because it believes that equity interests are a significant factor in the Company's ability to attract and retain key employees who are critical to the

Company's long-range success. During the three and nine month period ended September 30, 1998, the market value of the Common Stock had fallen, in part, as a result of market factors that affected many stocks in the industry in which the Company engaged including the stock of the Company's customers. As a result of the decrease in the fair market value of the Common Stock, the Committee believed that the Company's ability to retain existing employees was adversely affected and to attract talented individuals in the future would be impaired. Accordingly, the Committee approved the cancellation-regrant program as a means to ensuring that optionees have a meaningful equity interest in the Company.

         New Accounting Standards

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs are being amortized on a straight-line basis over a period of five years upon completion of the project in October 1998.

         Income Taxes

         The Company's effective tax rate of 28% for the three and nine month period ended September 30, 1998 is an estimated annual rate based upon projected profit levels at each of the Company's entities. As the actual tax rate for each entity varies in accordance with the taxing authority in whose jurisdiction they reside, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant. The Company's effective tax rate increased from 28% to 32% for the third quarter of 1997 in order to reach an estimated annual rate of 30% based upon projected profit levels at each of the Company's entities.

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

         Impact of Year 2000

         The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. With the complete implementation of the SAP R/3 software system in October 1998, the Company's manufacturing/cost control system functions properly with respect to dates in the year 2000 and beyond. The software replaced the Company's previous manufacturing/cost control system. In addition, the Company is in the process of implementing a formal remediation plan to ensure the Company is compliant with respect to Year 2000 issues. The plan includes five phases representing a major Year 2000 activity or segment awareness, assessment, renovation, validation and implementation. To date, the costs associated with addressing the Company's Year 2000 issues have been immaterial.

Awareness. All year 2000 projects with regards to internal systems will be approved at the Board of Directors level and evaluated and reviewed by a Senior Management Steering Committee on a monthly basis. The Company's plan of action will apply to all geographic locations where products and services are provided to customers and project managers will be assigned to each location to coordinate Year 2000 projects worldwide.

Assessment and Renovation. The Company has completed a detailed inventory of processes, applications, hardware, operating systems and databases where Year 2000 issues may exist. To date, an assessment of all information technology
(IT)-related systems (e.g. hardware and software systems) has been fully carried out. With the complete implementation of SAP finalized in October 1998, all worldwide application-driven processes for the Company are Year 2000 compliant. For example, processes required to support production and fulfillment of customer orders

(order entry, receiving/warehousing, procurement/materials, manufacturing, product test, distribution/shipping and invoicing) are in compliance with the Year 2000 issue after complete implementation of SAP in October 1998. In addition, 90% of internal network hardware and software systems are Year 2000 compliant to date. The scope of the Company's full assessment also includes non-IT areas such as facilities/plant equipment, manufacturing process and testing equipment, lab equipment and telephone communications systems which will be analyzed and, if necessary, a plan for renovation will be approved by the steering committee in March 1999. In addition, the Company has also implemented programs with outside suppliers to ensure their readiness with Year 2000 issues. The Company is currently tracking and managing this through periodic questionnaires to suppliers.

Validation. Upon completion of the SAP software implementation, the Company began its validation phase by testing, verifying and validating the performance, functionality, and integration of the SAP manufacturing/cost control software system in an operational environment. The Company anticipates this phase of IT-related systems to continue throughout 1999.

Implementation. Upon completion of the validation phase of all IT as well as non-IT areas for Year 2000 compliance, the Company plans to implement any necessary contingency plans and modify existing disaster recovery plans throughout 1999.

         In addition, the Company has evaluated software and hardware systems associated with IT areas and concluded that there are no identified risks that would have a material exposure to contingencies related to the Year 2000 Issue. With respect to non-IT areas, it is uncertain what risks are associated with the Year 2000 issue and any identified risks could have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company plans to implement a full analysis of this area of uncertainty by March 1999. There can be no assurances that the systems of customers, suppliers and other companies on which the Company relies will be timely converted and will not have an adverse effect of the Company's systems or operations.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which could materially adversely affect operating results; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop-shop strategy will not continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; the risk that the Company's expansion of manufacturing facilities in Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; uncertainty with respect to the Internal Revenue Service report on the Company's 1993 tax return and the ultimate financial impact, if any, thereof; the risk that other computer systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and other Securities and Exchange Commission filings. Actual results in the future could differ materially from those described in forward-looking statements as a result of such risks and uncertainties. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities and Use of Proceeds

                  None

Item 3. Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5. Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  (10.56) Third Amendment to Credit Agreement, dated October 30, 1998, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

                  (11.1)   Computation of Net Income per Share

                  (27.1) Financial Data Schedule (filed only electronically with the SEC)



         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADFlex Solutions, Inc.


Date: November 3, 1998            By /s/ Donald E. Frederick
      -----------------              -----------------------

                                     Donald E. Frederick
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS
Exhibit
  No.            Description
-------          -----------
10.56            Third Amendment to Credit Agreement, dated October 30, 1998, among the Registrant, BankBoston, N.S. and Bankboston, N.A. as agent for Lenders

11.1             Computation of Net Income per Share

27.1             Financial Data Schedule (filed only electronically with the
                 SEC)