Form 10-K
period 1998-12-27
ADFLEX SOLUTIONS INC
filed 1999-04-05
CIK 925743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,376,759 based on the closing sale price as reported by the Nasdaq National Market on March 31, 1999.

         The number of outstanding shares of the registrant's $0.01 par value Common Stock as of March 31, 1999 was 8,983,018.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement in connection with the Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         ADFlex Solutions, Inc. ("ADFlex") or the ("Company") is a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives ("HDDs"), tape drives and arrays, and high-end consumer electronics products such as compact disk players. The Company's principal customers include Acer, Compaq, Digital Equipment, IBM, Iomega, Maxtor, Motorola, Nokia, Philips, Seagate, Storage Technology and other leading electronic OEMs. Recent new customers include Dell, Qualcomm, Samsung, and Xerox Corporation.

         Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they decrease the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure.

         While the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time to market requirements. In response, the Company acquired ADFlex U.K. in December 1995, as discussed below, to advance its strategy to provide a "one-stop shop" solution to enable customers to meet time to market challenges. Time to market and cost issues have also led OEMs to focus on global sourcing from a limited number of qualified suppliers. As a result, the Company has established manufacturing facilities in Mexico and Thailand that have lower cost structures and closer proximity to the Company's OEM customer base. The Company believes its unique "one-stop shop" offerings of flexible circuits and assemblies will be a competitive advantage and thereby allow it to increase its market share with existing customers and create opportunities to attract new customers. The Company believes it is a preferred supplier for the majority of its customers' high-end and high-volume flexible circuit interconnect requirements.

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

         In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company expanded its worldwide manufacturing operations with the establishment of a joint venture located in Lamphun, Thailand with Hana Microelectronics ("Hana") in August 1996. The joint venture, ADFlex Thailand Limited ("ATL"), targeted the production and testing of advanced chip-on-flex and other surface mount technologies for flexible circuit assemblies. At inception, ATL was 80% owned by the Company and 20% owned by Hana. The Company purchased the remaining 20% equity interest in ATL from Hana in September 1997.

INDUSTRY OVERVIEW AND TRENDS

         Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible circuits offer several advantages over rigid printed circuit boards ("PCBs") and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional rigid PCBs cannot. Flexible circuits also provide improved thermal dissipation and signal propagation as compared to PCBs. In addition, flexible circuits can reduce the size, weight and expense of: (i) the primary substrate for component attachment when flexible circuits are used in place of a PCB; (ii) connectors, cables and other interconnection schemes when flexible circuits provide the connection to other substrates or subsystems within the system; and (iii) individual IC die packages by bonding and IC directly to a flexible chip carrier rather than a ceramic or plastic package.

         These capabilities enable circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices such as cellular telephones, pagers and personal digital assistants ("PDAs"), printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as compact disk players, cameras and camcorders. Possible new applications for polyimide flexible circuit interconnect assemblies include high density interposers and other chip carrier packaging applications.

         The Company considers the following trends important in understanding the electronic flexible circuit interconnect industry:

         MINIATURIZATION, PORTABILITY AND COMPLEXITY OF ELECTRONIC PRODUCTS. Electronics OEMs continue to design and introduce more compact and portable high-performance products with greater functionality. The complexity of these new products requires smaller size, lighter weight, greater circuit and component density, better thermal dissipation properties, higher frequencies and increased reliability as compared to conventional rigid board assemblies. These requirements necessitate greater sophistication in flexible circuit interconnect manufacturing and process technologies. The trend toward increasingly sophisticated products also requires greater engineering expertise and investment in manufacturing and process technology for suppliers to produce high quality electronic interconnect products on time, in volume, and at acceptable cost.

         SHORTER PRODUCT LIFE CYCLES AND TIME TO MARKET. Rapid advances in technology have significantly shortened the life cycle of complex electronic products and placed increased pressure on OEMs to quickly develop and introduce new products. These time to market challenges have in turn increased OEMs' emphasis on the development, design engineering, prototype development and ramp-to-volume capabilities of their suppliers. In addition, the importance of being first to market with new products has heightened the emphasis on shortening supply channels, reducing the number of suppliers and finding turnkey sourcing capabilities that are supported by technologically advanced manufacturing infrastructure.

         GLOBALIZATION AND REDUCTION OF MANUFACTURING COSTS. At the same time that shorter product life cycles increase time to market pressures, users continue to demand increased electronic performance at lower prices. Notable product examples of this trend are notebook computers, desktop computers, peripherals, portable communications and consumer electronics. Leading OEMs who often manufacture products in multiple geographic regions are relying more on suppliers with global sourcing capabilities which can help to shorten the OEMs' supply chain and provide regionally competitive pricing. As part of global sourcing, OEMs increasingly require their suppliers to establish local infrastructure to provide proximity to engineering, manufacturing and sales support.

         OUTSOURCING AND "ONE-STOP SHOP" SUPPLIERS. To avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities, OEMs are increasingly turning to fewer suppliers which are capable of producing electronic interconnect products from development, design, quick-turn prototype and pre-production through volume production and assembly. Many OEMs have accelerated this process by outsourcing their captive component, subsystem and even system manufacturing to focus on their core competencies. The accelerated time to market and time to volume needs of OEMs have resulted in increased collaboration with qualified suppliers capable of providing a broad and integrated offering. To meet their rapidly changing electronic interconnect requirements, many OEMs have moved to limit their vendor base to a smaller number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities.

         PROLIFERATION OF ELECTRONICS AND CREATION OF NEW MARKETS. The markets for electronic products are growing as a result of technological change, increasing demands for a wider variety of electronic product features and more powerful and less expensive electronic components. Due to this growth, new markets have emerged in computing, data communications, telecommunications and multimedia. Moreover, existing markets, such as computer networking and peripherals, digital and mobile communications, video-on-demand, the Internet, instrumentation and industrial controls have significantly expanded product applications.

STRATEGY

         The Company's objective is to become the preferred supplier of flexible circuit interconnect solutions for electronics OEMs in targeted markets. The Company's strategy to meet this objective includes the following key elements:

         PROVIDE "ONE-STOP SHOP" FOR FABRICATION AND ASSEMBLY. The Company provides customers with complete, fully tested flexible circuit interconnects from custom design through fabrication, assembly and complete functional testing. Historically, the capital-intensive nature of flexible circuit production compelled companies to specialize in one of two major segments of the flexible circuit production process, either design and fabrication or assembly and testing. Prior to the ADFlex U.K. acquisition, a flexible circuit fabricated by the Company often was sent elsewhere for assembly and testing before being shipped to the end customer. The integration of expertise in state-of-the-art assembly technology and processes with the Company's pre-existing fabrication technology and high-volume production capabilities enables the Company to offer significantly shorter cycle times, lower total costs and provide better quality for customers. In addition, the Company believes that the integration of assembly technology with manufacturing technology and high-volume production capabilities will, over time, provide improvements in the Company's production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses.

         PROVIDE DESIGN EXPERTISE AND PACKAGING TECHNOLOGY. The Company's flexible circuit interconnects are designed specifically for each application, requiring significant joint design activities between the Company and its customer at the start of a new program. The Company encourages its customers to outsource much of the flexible circuit design to ADFlex, which creates an opportunity for the Company to function as an extension of its customers' product development efforts. The Company assumes the responsibility, and invests in support thereof, to maintain and advance flexible circuit technology at the materials, fabrication and assembly levels. The Company believes its extensive involvement with customers at the design stage, coupled with its use of technology designed to meet the evolving requirements of its customers, has been a key competitive advantage.

         EXPAND SERVICE AND MANUFACTURING INFRASTRUCTURE. As OEMs increasingly require suppliers to support their global operations, the Company is devoting significant resources to enhance its worldwide service and support organization. The Company has expanded worldwide by strategically locating manufacturing facilities in the United States, Mexico and Thailand. In addition, the Company maintains a technology and pilot production facility in the U.K. to support its European customers. The Company believes that substantial growth opportunities exist for sales of its products and services to both U.S. and foreign-based customers for use in their production operations in Southeast Asia. To increase sales to customers with foreign manufacturing operations, the Company has design centers in North America and Europe and has initiated the establishment of design support capabilities with the Company's own engineers and with third party independent contractors in Singapore, Korea, Taiwan, Japan and China. By increasing the scale and scope of the services offered in each region, the Company believes it can better address the needs of leading OEMs and contract manufacturers that are increasingly seeking global partners and lower costs in the high-volume production of advanced products.

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

         - LEVERAGE FABRICATION FOR ASSEMBLY OPPORTUNITIES. The Company offers integrated flexible circuit fabrication and assembly services. The Company seeks to capitalize on the growing trend among electronics OEMs to reduce time to market as well as the number of suppliers. By providing flexible circuit assembly as an extension to existing fabrication services, the Company can deliver savings on both time to market and cost for its customers.

         TARGET HIGH VOLUME APPLICATIONS IN HIGH GROWTH MARKETS. The Company targets applications for flexible circuit interconnects that have experienced large volumes, high growth and rapid change such as notebook computers, cellular telephones and pagers. In these markets, the Company can apply its superior design skills, manufacturing efficiencies and ability to rapidly ramp to volume production. Likewise, the Company believes it can leverage technology from its existing markets into new and emerging markets and applications. Within its selected markets, the Company targets OEMs (i) that have a market leadership position, (ii) that need rapid response and value-added assembly, and (iii) that will reward initiative with a preferred supplier position.

THE ADFlex "ONE-STOP SHOP" APPROACH

         The Company provides its customers with an integrated, "one-stop shop" fabrication and assembly approach, incorporating superior engineering and design, low cost/high volume circuit fabrication, flexible circuit assembly and test along with dedicated customer support.

         SUPERIOR ENGINEERING AND DESIGN TECHNOLOGY. The flexible circuit interconnects manufactured by the Company are designed specifically for each application, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has developed design methodologies that solve difficult interconnection problems and save the customer time and money. The Company also designs and produces in volume flexible circuits that range from high density, single-sided circuits to more complex double-sided and multi-layer circuits. The Company is continually investing in and improving its computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process. The Company is recognized as a technology leader in fine-line, single-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip on flex, flip-chip on flex and high-density polyimide assembly technologies.

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

         The Company's key flexible circuit fabrication technologies include:

         - FINE FEATURE ROLL-TO-ROLL IMAGING AND ETCHING. Allows the fabrication of circuits with very fine line widths and spaces. This is critical to meeting complex, space constrained interconnection needs. Processing wide web (24 inches) in a continuous roll-to-roll format (as opposed to discrete panels) allows fabrication of high circuit volumes with improved material utilization, resulting in lower cost.

         - LASER PROCESSING. Laser technology is used to produce low cost, very fine openings, small vias and contoured shapes that solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of blanking die.

         - BONDABLE GOLD PLATING. Prepares flexible circuits for chip-on-flex bonding, a process which saves space and improves electrical performance (access time) by wire bonding an IC die directly to the flexible circuit.

         - COVERFILM, LAY-UP AND LAMINATION. A process where polyimide/adhesive based coverfilm materials are pre-punched, then aligned with and laminated to an underlying circuit pattern. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

         - ASSEMBLY AND TEST TECHNOLOGY. The Company applies advanced assembly and test technology to provide flexible circuit interconnect assemblies to its customers. For many years, the Company has assembled passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices, to its flexible circuits using primarily manual processes in its plants in Mexico. With the ADFlex U.K. acquisition, the Company expanded its capability to include advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

         - CUSTOMER SATISFACTION. A critical component of the Company's growth has been dedicated customer support. The Company has achieved and maintained high levels of customer satisfaction by focusing on continuous quality improvement, reducing total manufacturing cycles, shortening its design and prototype cycles, reducing its general costs of manufacturing through capacity utilization and process improvement, and being responsive and working closely with its customers on a day-to-day basis to quickly address their changing needs.

CURRENT PRODUCT APPLICATIONS

         The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company's sales at 62%, 43%, and 36% of total sales for 1996, 1997 and 1998, respectively. Through new market expansion efforts, the Company is continuing its efforts to reduce the impact of cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent a large component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company's operating results.

         Current applications addressed by the Company include:

         HARD DISK DRIVES. The HDD market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. In HDD applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. Mounting an unpackaged die directly onto the flexible circuit substrate, or flip chip, is becoming the predominant interconnect technology for these applications.

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

         PORTABLE COMMUNICATIONS. The use of polyimide flexible circuits in portable communications devices is growing as the space, weight and functionality challenges are becoming more difficult. In some cellular telephones, flexible circuits replace rigid PCBs, connectors and cables and can thereby reduce space, weight and cost.

         NOTEBOOK COMPUTERS. Early applications for flexible circuits in notebooks were mainly as interconnects from the motherboard to the LCD and as shielded jumpers. More recently, systems have used as many as ten flexible circuit interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flexible circuit assemblies, track ball/mouse button flexible circuit assemblies and various other shielded jumpers.

         CONSUMER AND OTHER APPLICATIONS. CD/DVD-ROMS are growing in consumer applications where higher capacity and quicker access time, compared to tape drives, are needed. These devices use flexible circuits as the interconnect between the read/write head and CD/DVD-ROM drive electronics.

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

SALES AND SUPPORT

         Historically, the Company has sold a substantial portion of its flexible circuit interconnects to a limited number of customers. In 1996, 1997 and 1998, combined sales to Seagate and IBM accounted for 47%, 33%, and 28% of the Company's net sales, respectively. These sales were substantially in support of the HDD and notebook computer markets. To facilitate their manufacturing processes, the Company's customers often require that the Company sell finished interconnects to contract assemblers for further assembly. In 1996, 1997 and 1998, shipments to contract assemblers were 14%, 24% and 29% of net sales, respectively.

         Even though the Company's customer mix will likely change from period to period in the future, the Company expects that sales to relatively few customers, including contract assemblers, will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets, has had and may continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

FOREIGN SALES AND OPERATIONS

         The Company's primary finishing and assembly facilities are located in Agua Prieta, Mexico and Lamphun, Thailand. The Company also maintains a technology and pilot production facility in Havant, England. While the Company believes it has established good relationships with its local labor forces and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, foreign labor union issues, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         While ADFlex transacts business predominantly in U.S. Dollars and the majority of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of good sold and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction and remeasurement exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income as incurred. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.

         During 1997 and 1998, the Thai Baht experienced significant fluctuations in relation to the U.S. Dollar. As the majority of the sales and expenses for the Thailand operation are denominated in U.S. Dollars, the fluctuations did not have a significant impact on the Company's results of operations for the years ended December 31, 1997 and December 27, 1998. However, there can be no assurance that future currency fluctuations will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company's results of operations during 1998 were adversely impacted by the Asian financial crisis. Among other things, there was increased competition, including price competition, from Japanese flex manufacturers, and cancellations of orders by the Company's customers who were impacted by the Asian economic crisis.

         During 1996, 1997 and 1998, international sales accounted for approximately 49%, 56% and 61% of net sales, respectively, most of which went to Asian manufacturing facilities of United States-based customers.

MANUFACTURING

         The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Company received ISO 9001 certification of its U.S. operations in 1996, received ISO 9002 certification of its Mexican operations in early 1997, and received ISO 9002 certification of its Thailand operations in late 1997. The Company was re-certified to ISO Standards in 1998.

         The Company believes it enjoys a cost advantage based on a manufacturing process designed to optimize the utilization of labor and capital, the close proximity (approximately 200 miles) of its two North American manufacturing locations, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. The Company also believes that integrating assembly technology with manufacturing technology and high-volume production capabilities will over time provide improvements in its production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses. In addition, the Company is expanding its Thailand manufacturing operation. The Company anticipates that the new Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

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

         The Company currently purchases a number of its components, process chemicals and other materials from a single source. For example, the Company purchases certain materials, including laminates, films, bondply, copper foil and heat-treated polyimide, used in the Company's flexible circuit interconnects from Rogers. In the United States, these products are available only from a limited number of suppliers. There can be no assurance that Rogers will continue to supply the Company with the materials needed at competitive prices.

         While viable alternate suppliers exist, because of the Company's limited inventory of raw materials, tight manufacturing cycles and the significant amount of time required to qualify new suppliers, single sourcing is expected to continue. Consequently, any unanticipated interruption of material supplies or components would have a short-term material adverse effect on the Company.

COMPETITION

         The flexible circuit interconnect market is differentiated by customers, markets and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes it competes principally on the basis of design capability, price, quality, flexibility and technological advancements in underlying applications, and the ability to offer a total flexible circuit interconnect solution. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. During the year ended December 27, 1998, there was a worldwide slowdown in the electronics industry and to maintain market share, many of the Company's primary foreign competitors with lower cost structures decreased their prices to unprecedented levels. This had a material adverse effect on the Company's pricing during the year. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

         The flexible circuit interconnect market is highly competitive. The Company experiences competition worldwide from a number of leading foreign and domestic providers such as Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura"), Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl Inc. ("Sheldahl"), and Parlex Corporation ("Parlex"). NOK and Fujikura are Japan-based suppliers substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are U.S.-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services, and the military, respectively. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

         The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. ("Smartflex") and Solectron Corp. ("Solectron"). The Company believes that competition in assembly is primarily driven by availability of assembly technology, price and cycle time. The Company believes it competes favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing (referred to as the "one-stop shop strategy").

         The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions, which adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing, and ongoing customer service and support to remain competitive. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain its competitive position in the flexible circuit interconnect market. There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies, that the Company will be able to compete successfully in the future or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

INTELLECTUAL PROPERTY

         The Company believes that, due to its customers' demands for rapid technological advances and the resulting limited product life cycles, the success of its business depends more on the technical and engineering expertise, creativity and marketing, and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. There can be no assurance that any patents issued to the Company will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows.

ENVIRONMENTAL CONTROLS

         Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed a limited amount of soil contamination that may require remediation. Based on these studies, the Company believes that the costs associated with the remediation of this situation will not have a material adverse effect on its operations or financial condition. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the Rogers acquisition, Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company were unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition, results of operation and cash flows.

         In mid 1995, the Company acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, the Company conducted an environmental study of the facility which indicated there is contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers submitted a remediation plan to the appropriate Mexican authorities, which was approved in May 1997. Subsequent remediation was completed in December 1997. The seller is awaiting acknowledgment that the remediation plan has been approved and no further action is required by the Mexican authorities. The seller's obligation for the cost of remediation is limited to $2.5 million. A total of $1.0 million originally was held in escrow pending the seller's performance of its environmental obligations under the agreement. One third of the escrow balance was used to conduct the remediation, one third was released to the seller according to the agreement and one third remains in escrow and will be released upon closure of the issue by the Mexican authorities with certification that no further action is required.

         The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company implemented environmental management systems in 1998 geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by the Company and could adversely affect the results of operations of the Company.

         The Company does not anticipate any material amount of environmental-related capital expenditures in 1999.

BACKLOG

         The Company's backlog at December 31, 1996 and 1997, and December 27, 1998 was approximately $55.9 million, $44.8 million and $20.9 million, respectively. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within six months. Because the Company's sales are made pursuant to purchase orders rather than long term contracts and are generally subject to cancellation or modification on short notice and with little or no penalty, the Company does not believe that its backlog at any particular date is indicative of sales or operating results for any future periods.

EMPLOYEES

         As of December 27, 1998, the Company had a total of 4,553 employees, of which 4,527 were regular employees and 26 were temporary employees. Of the regular employees, 655 were based at the Company's facilities in Chandler, Arizona; 2,656 were based in Agua Prieta, Mexico; 22 were based in the United Kingdom; and 1,194 were based in Thailand.

         In response to reduced sales, the Company implemented workforce reductions during the second, third and fourth quarters of 1998 and required certain remaining employees to take unpaid time off during the third quarter of 1998.

         Certain of the Company's employees located in Mexico are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican labor laws. The Company has not experienced an employee-related work stoppage. The Company believes its relationship with its union and other employees is good, but there can be no assurance that the Company will be able to successfully negotiate with the labor union in Mexico in the future.

         The Company's future operating results depend in significant part upon the continued contribution of its officers and other key management and technical personnel, many of whom would be difficult to replace. None of such persons has an employment contact with the Company. The loss of any of these officers or key personnel could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

ITEM 2. PROPERTIES.

         In total, at December 27, 1998, the Company leased or owned approximately 478,000 square feet of manufacturing and other space. The Company's significant facilities are as follows:

FUNCTIONS                          LOCATION (NUMBER OF FACILITIES)       SQUARE FEET    OWNED/LEASED      EXPIRATION
---------                          -------------------------------       -----------    ------------      ----------
Executive Offices;
  Research and Development;
  Sales and Support; Circuit       Chandler, Arizona (one)                 150,000         Leased          June 2003
  Fabrication

Circuit Finishing and Circuit      Agua Prieta, Mexico (one)               161,000         Owned           N/A
   Assembly

Circuit Finishing and              Lamphun Thailand (two)                  15,000          Owned           N/A
Assembly; Sales and Support
                                                                           140,000         Owned           N/A

Technology and Pilot               Portsmouth, United Kingdom (one)        12,000          Leased          September
Production; Sales and Support                                                                              2007

         The Company believes its existing facilities in Arizona, Mexico, Thailand and the U.K. are adequate to meet its current requirements, and that suitable additional space or substitute space is readily available as needed.

         During 1997, the Company paid $2.5 million for the purchase of land in Thailand and, in April 1998, the Company commenced expansion of its Thailand operations with the construction of a new plant. The expansion initially will provide 100,000 square feet of manufacturing space - 65,000 feet for flex finishing and 35,000 feet for assembly - bringing the total size of the facility to 140,000 square feet. The expanded facility, which will increase the total assembly area by nearly 50%, includes state-of-the-art clean rooms and the production capability to process up to 750,000 circuit assemblies per week. The new flex finishing area will feature advanced surface finishing, laser processing and automated optical profiling technologies. The total estimated cost of the expansion is approximately $9.0 million (of which approximately $3.0 million has been spent as of December 27, 1998). In February 1999, the qualification process was completed and production began. The new facility is expected to be fully operational by the second quarter of 1999, including customer qualification and ramp to volume production. The Company anticipates that the new Thailand facility will enable it to obtain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

ITEM 3. LEGAL PROCEEDINGS

         The Internal Revenue Service ("IRS") has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January of 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached a tentative agreement to settle all outstanding issues relating to this audit. The terms of the agreement require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax provision is adequate to cover the estimated liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company is not currently a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 1998 to a vote of the Company's securities holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Securities Information
--------------------------------------------------------------------------------

ADFlex Solutions, Inc. common stock trades on the Nasdaq National Market (Symbol
AFLX). The high and low sales prices for the common stock as reported by Nasdaq are set forth in the following table:

QUARTER ENDED                MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
--------------------------------------------------------------------------------
1998
High                          $17.25      $ 9.13        $ 3.06         $ 7.00
Low                            16.38        8.75          2.91           6.25

1997
High                          $16.13      $19.00        $28.50         $28.13
Low                            10.75       11.75         14.75          14.63

1996
High                          $27.00      $18.00        $11.75         $14.00
Low                            10.50        9.88         14.00           7.38

There were approximately 89 stockholders of record as of February 12, 1999. The Company has never paid cash dividends on its common stock and intends to retain future earnings for use in the operation and expansion of its business. In addition, the Company's bank line of credit restricts the payment of cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA



(in thousands, except per share data)                               1998(3)        1997        1996(2)       1995(1)        1994
------------------------------------------------------------------------------------------------------------------------------------
    Summary of Operations

Net sales                                                          $ 170,097     $ 213,878    $ 156,836     $ 101,163     $  77,733
Gross profit                                                          17,121        38,052       18,563        28,055        23,921
Gross profit as a percent of net sales                                  10.1%         17.8%        11.8%         27.7%         30.8%
Operating expenses                                                    20,659        23,472       52,254        27,587        11,804
Operating expenses as a percent of net sales                            12.2%         11.0%        33.3%         27.3%         15.2%
Operating income (loss)                                               (3,538)       14,580      (33,691)          468        12,117
Operating income (loss) as a percent of net sales                       (2.1%)         6.8%       (21.5%)         0.5%         15.6%
Net income (loss)                                                     (4,753)        8,596      (25,024)       (3,723)        7,046
------------------------------------------------------------------------------------------------------------------------------------
    Cash Flow Data

Net cash provided by operating activities                          $  13,158     $   4,577    $   4,439     $  19,230     $   3,993
Acquisition of property, plant and equipment                          21,510        14,462        3,763        20,636         5,450
Depreciation and amortization of property, plant and equipment         8,520         6,493        5,794         2,288           930
------------------------------------------------------------------------------------------------------------------------------------
    Share Data

Common shares used in the calculation of net income
     (loss) per basic share                                            8,867         8,712        8,580         6,855         5,028
Net income (loss) per basic share                                  $   (0.54)    $     .99    $   (2.92)    $   (0.54)    $    1.40
Common and common equivalent shares used
     in the calculation of net income (loss) per dilutive share        8,867         8,894        8,580         6,855         5,578
Net income (loss) per dilutive share                               $   (0.54)    $     .97    $   (2.92)    $   (0.54)    $    1.26
Book value per share                                                    5.31          5.81         4.67          7.67          5.75
------------------------------------------------------------------------------------------------------------------------------------
    Year End Position

Total assets                                                       $ 108,304     $ 114,200    $  93,181     $ 106,918     $  47,703
Working capital (deficiency)                                         (16,132)       24,944        9,102        20,636        32,443
Long-term debt and capitalized lease obligations                      24,682        25,189       10,340        10,483           592
Stockholders' equity                                                  47,449        50,907       40,289        63,554        37,764
Return on average stockholders' equity                                  (9.7%)        18.9%       (48.2%)        (7.3%)        34.3%
------------------------------------------------------------------------------------------------------------------------------------

(1) Effective December 31, 1995, the Company wrote off $13.9 million of in-process technology in conjunction with the ADFlex U.K. acquisition.

(2) 1996 financial data includes $29.2 million related to restructuring of the Company's U.K. operations, see Note 2 to the Consolidated Financial Statements.

(3) For the year ended December 27, 1998, the Company recorded a charge of $1.6 million related to work force reduction and the closing of two plants in Mexico in an effort to address current adverse industry trends. See
      Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ADFlex is a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronics products such as compact disk players. The Company's principal customers include Acer, Compaq, Digital Equipment, IBM, Iomega, Maxtor, Motorola, Nokia, Philips, Seagate, Storage Technology and other leading electronic OEMs. Recent new customers include Dell, Qualcomm, Samsung, and Xerox Corporation.

         The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company's sales at 35.7%, 43.0%, and 61.8% of total sales for 1998, 1997 and 1996, respectively. Through new market expansion efforts, the Company is continuing its efforts to reduce the impact of the cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent the largest component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company's operating results.

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

         In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company expanded its worldwide manufacturing operations with the establishment of a joint venture located in Lamphun, Thailand with Hana in August 1996. The joint venture, ATL, targeted the production and testing of advanced chip-on-flex and other surface mount technologies for flexible circuit assemblies. At inception, ATL was owned 80% by the Company and 20% by Hana. The Company purchased the remaining 20% equity interest in ATL from Hana in September 1997.

         During 1996, the Company's U.K. operations experienced a substantial reduction in net sales from levels maintained in the latter part of 1995 primarily related to a decrease in its HDD business. The reduction in net sales resulted in decreased capacity utilization. Additionally, manufacturing yields on certain new parts related to magneto-resistive ("MR") recording technology in the third quarter of 1996 were substantially lower than anticipated by the Company. As a result of lower revenues, under-utilized capacity and the resulting negative financial performance, the Company began restructuring its volume assembly operations in the U.K. and transferring these operations to Thailand during the third quarter of 1996. As part of this restructuring, the Company recorded the following in the third quarter of 1996: $13.5 million write-off of intangible assets, $8.8 million write-down of property, plant and equipment, and $6.9 million in employee and lease termination charges. Through December 31, 1997, the Company paid and charged to the liability $5.8 million related to employee and lease termination costs. In addition, the Company reallocated $0.8 million of the reserve for employee and lease termination costs to be used for additional write-down of property, plant and equipment. During the year ended December 27, 1998, the Company paid and charged to the liability $0.2 million related to termination costs for 3 employees. The remaining accrual for employee termination costs is approximately $0.1 million and the Company believes it is adequate to cover the remaining liabilities.

         The transfer of the Company's U.K. assembly operations to Thailand was completed during the third quarter of 1997. Initial shipments from Thailand began in the fourth quarter of 1996 and the Company reached volume production in the third quarter of 1997. No assurances can be given that the Company will sustain the benefits anticipated due to the lower cost structure of the Thailand operations. The Company maintains a technology and pilot production facility and a sales and service organization in the U.K. to support its European customers.

         During the year ended December 27, 1998, the Company implemented new cost and productivity improvement measures designed to address current adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the markets the Company serves, in particular the HDD and communications segments. These actions included the consolidation of administrative functions, an aggregate 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.6 million for the year ended December 27, 1998, $1.0 million related to the workforce reduction and $0.6 million related to employee and termination costs associated with the closing of the two plants in Mexico. During the year ended December 27, 1998, the Company paid and charged to the liability $0.6 million related to employee severance and lease termination costs and $0.5 million related to workforce reduction involving 97 employees at its Chandler facility, 5 employees at its U.K. facility and 77 employees at its Mexico facility. The remaining accrual related to workforce reduction is approximately $0.5 million and the Company believes it is adequate to cover the remaining liabilities.

RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statements of Operations data and other data as a percentage of net sales. The table and the discussion below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                 YEAR ENDED       YEARS ENDED
                                                 DECEMBER 27,     DECEMBER 31,
                                                 ----------------------------------
                                                   1998(2)(3)   1997       1996(1)
                                                     -----      -----      -----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                            100.0%     100.0%     100.0%
Cost of sales                                         89.9       82.2       88.2
                                                 ----------------------------------
         Gross profit                                 10.1       17.8       11.8
Engineering, research & development                    4.4        3.7        4.7
Selling, general & administrative                      7.5        7.2        8.5
Amortization of intangible assets                      0.3        0.1        1.5
Restructuring charges                                   --         --       18.6
                                                 ----------------------------------
         Total operating expenses                     12.2       11.0       33.3
                                                 ----------------------------------
Operating income (loss)                               (2.1)       6.8      (21.5)
Interest income (expense), net                        (1.6)      (0.9)      (0.7)
Other income, net                                     (0.2)        --         --

Minority interest in earnings of consolidated
   joint venture                                        --       (0.1)        --
                                                 ----------------------------------
Income (loss) before income taxes                     (3.9)       5.8      (22.2)
Income taxes                                          (1.1)       1.8       (6.2)
                                                 ---------------------------------
Net income (loss)                                     (2.8)%      4.0%     (16.0)%
                                                 ==================================

(1) For the year ended December 31, 1996, the Company recorded a charge of $29.2 million (pre-tax) related to the restructuring of the Company's U.K. operations.

(2) For the year ended December 27, 1998, the Company recorded a charge of $1.6 million (pre-tax) related to work force reduction and the closing of two plants in Mexico in an effort to address current adverse industry trends. See Note 4 of the Notes to Consolidated Financial Statements.

(3) The Company's fiscal year consists of 52 or 53 weeks ending on the Sunday closest to the last day of December each year. Fiscal year 1998 contained 52 weeks and ended December 27, 1998. Fiscal years 1997 and 1996 contained 52 weeks each and ended on December 28 and December 29, respectively. Activity from the end of the reporting period to December 31 is immaterial for 1997 and 1996.

         NET SALES. Net sales for the year ended December 27, 1998 decreased $43.8 million or 20.5% as compared to the comparable period in 1997. During the year ended December 27, 1998, the Company experienced weak demand by certain customers, in particular those supplying the personal computer, HDD and communications segments. Sales to one major customer, Seagate Technology, decreased approximately 55% during the year ended December 27, 1998 compared to the same period in 1997 primarily due to reduced demand and Seagate's decision to insource a majority of its manufacturing requirements. In addition, sales were negatively impacted by intense price competition of Asian suppliers as they inherited benefits from currency devaluation and tried to mitigate the demand void that was created by the Asian financial crisis. Net sales for the year ended December 31, 1997 increased $57.0 million or 36.4% over the same period in 1996. For the year ended December 31, 1997, the Company experienced a strong demand for its products, especially in flexible circuits provided to the communications and storage array markets as a result of the Company's focus on high-growth and high-volume markets. In addition, the Company reached volume production at its Thailand facility during the year ended December 31, 1997 with sales for the year of $28.5 million. Net sales for the year ended December 31, 1996 were negatively impacted by program delays involving new MR recording technology among customers in the HDD market. As high-end, high-capacity drives utilize advance assembly technology, specifically chip-on-flex (the primary specialty of ADFlex U.K.), the decrease in sales primarily impacted the Company's U.K. facility. In addition, the Company experienced a slow down for mature products and order cancellations from certain major customers in 1996.

         GROSS PROFIT. Gross profit as a percentage of net sales (gross margin) for the year ended December 27, 1998 was 10.1% as compared to 17.8% and 11.8% for the comparable periods in 1997 and 1996, respectively. The Company's decrease in gross margin during the year ended December 27, 1998 was attributable to several factors: underutilization of factories caused by reduced demand, low yields on new product ramps as customers accelerated new programs to bolster demand, intense price competition from Asian suppliers and special charges of approximately $1.6 million, of which $1.0 million related to workforce reduction and $0.6 million related to employee severance and termination costs associated with the closing of the two plants in Mexico.

         For the year ended December 31, 1997, the Company's gross profit was positively impacted by high levels of sales from increased demand for flex products and the benefits associated with the transfer of production from the U.K. to Thailand which provided a lower cost structure. These benefits were partially offset by decreased utilization of capacity in the U.K. operations. The transfer was complete in the third quarter of 1997.

         The integration of ADFlex U.K. operations resulted in significantly lower gross margins during 1996. Due to the additional components and high dollar value of integrated circuits added in the assembly process, full assemblies contain a material content which, on average, is significantly higher than that of the flex circuit. As the Company is not able to obtain a comparable margin on this additional material content, the overall gross margins on assemblies are lower than those of flex circuits. The U.K. operations also experienced initial difficulties achieving expected manufacturing yields on certain new parts involving MR technology in 1996. Although the majority of the processing problems were resolved by the end of the third quarter, the delayed attainment of expected yields adversely affected gross margins for 1996. Lastly, and most significantly, the lower than anticipated net sales levels caused by order delays and program cancellations resulted in reduced efficiencies and capacity utilization, further eroding gross margins for 1996.

         The Company's flexible circuit fabrication operations located in the U.S. and Mexico also experienced a decline in gross margins during 1996. The lower than anticipated net sales resulting from customer structural changes and the slow down for mature products from the Company's U.S. and Mexico operations resulted in operating inefficiencies, decreased capacity utilization and the write-offs of inventories adversely impacting related gross margins in 1996.

         OPERATING EXPENSES. Engineering, research and development expenses were $7.4 million, $8.0 million and $7.4 million for 1998, 1997 and 1996, respectively, representing 4.4%, 3.7% and 4.7% of net sales for those same years. Sales, general and administrative ("SG&A") expenses were $12.7 million, $15.4 million and $13.3 million for 1998, 1997 and 1996, respectively, representing 7.5%, 7.2% and 8.5% of net sales for those same years. The results for 1998 reflect the Company's reduction in workforce, general reductions in discretionary spending and elimination of management bonus and profit sharing expenses for the year ended December 27, 1998. In 1997, the increase in sales volume during the year outpaced the Company's growth in such expenses, as a significant portion of the Company's SG&A expenses are fixed in nature. The level of SG&A expenses was reduced in 1997 by the transfer of production from the U.K. to Thailand, where such costs generally are lower. These benefits were partially offset by a $0.3 million write-off in the fourth quarter of 1997 for costs incurred in connection with a proposed public offering of Common Stock which was withdrawn due to unfavorable market conditions.

         In 1996, engineering, research and development expenses and SG&A expenses were 4.7% and 8.5%, respectively, as a percentage of sales. These expenses are similar to 1998 as they also reflect elimination of management bonuses and profit sharing and include special charges such as employee severance and termination charges.

         In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.5 million, or 0.3% of net sales, for the year ended December 27, 1998.

         INTEREST AND OTHER INCOME (EXPENSE). For the year ended December 27, 1998, interest expense includes $2.9 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations and $0.1 million of interest expense related to the outstanding loan with Hana Microelectronics. For the year ended December 31, 1997, interest expense includes $0.3 million of interest expense on the subordinated debenture and $1.8 million of interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. For the year ended December 31, 1996, interest expense represents $0.8 million of interest expense on the subordinated debenture and $0.7 million on interest expense related to borrowings under the line of credit, the term loan and capital lease obligations. Other income (expense) for all years represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts also are included in other income (expense) in 1998 and 1997.

         INCOME TAXES. The Company's effective tax benefit rate for 1998 was 28%. As the actual rate for each of the Company's entities varies in accordance with the taxing authority in whose jurisdiction it resides, a significant change in operating income at any one location can result in a change in the overall effective tax rate for the Company. The Company monitors the effective tax rate on a continuous basis and makes adjustments as conditions warrant.

         The Company has recorded net deferred tax assets of $8.4 million at December 27, 1998 for which no valuation allowance has been established. The Company believes that future levels of taxable income will, more likely than not, be sufficient to realize the tax benefit.

         The Company's effective tax rate increased from 28% to 32% for the second half of 1997 in order to reach an estimated annual rate of 31% based upon projected profit levels at each of the Company's entities. The effective tax benefit rate for 1996 was 28%. The lower tax benefit rate for 1996 reflects the non-deductibility of certain losses incurred in relation to the Company's U.K. operations.

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment related to the allocation of the purchase price of assets obtained from Rogers and would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached a tentative agreement to settle all outstanding issues relating to this audit. The terms of the agreement would require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax provision is adequate to cover the estimated liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         SPECIAL CHARGES. During the year ended December 27, 1998, the Company implemented new cost and productivity improvement measures designed to address current adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the computer, HDD and communications segments. These actions included the consolidation of administrative functions, a 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.6 million: $1.0 million related to the workforce reduction and $0.6 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. During the year ended December 27, 1998, the Company paid and charged to the liability $0.6 million related to employee severance and lease termination costs and $0.5 million related to workforce reduction involving 97 employees at its Chandler facility, 5 employees at its U.K. facility and 77 employees at its Mexico facility. The remaining accrual related to workforce reduction is approximately $0.5 million and the Company believes it is adequate to cover the remaining liabilities.

         FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as the receipt and shipment of large orders, or conversely the cancellation or delay of orders, plant utilization, product mix, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material availability, product and price competition, the length of sales cycles and economic conditions in the electronics industry. Variations in orders and in the mix of products sold by the Company, together with increased price competition, have significantly negatively impacted net sales and gross profit. Many of these factors are outside the control of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         Summary. The Company has financed its operations to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures, expansion of ATL and funding operating losses. At December 27, 1998, cash and cash equivalents totaled $5.3 million. At December 31, 1997 and 1996, cash and cash equivalents totaled $9.1 million and $6.1 million, respectively.

         Bank Financing. On June 5, 1997, the Company entered into a new credit facility arranged by BancBoston Securities, Inc., which included a number of banks as lenders. The credit facility consisted of a $20.0 million, three-year revolving line of credit and a $25.0 million, five-year term loan. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, N.A.'s prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. At December 31, 1997, $25.0 million was outstanding under the term loan and $7.0 million was outstanding under the revolving line of credit. The weighted average interest rate at December 31, 1997 for the revolving line of credit was 8.5%.

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company reevaluated its financial needs and determined that credit facility commitments of a $20.0 million revolving line of credit and a $30.0 million term loan were sufficient to meet its liquidity requirements. Accordingly, the Company canceled $10.0 million of existing credit facility commitments, $5.0 million relating to the revolving line of credit and $5.0 million relating to the term loan.

         On October 30, 1998, the Company amended its existing credit facility to revise certain financial covenants, reduce the term loan by $10.0 million and revise the debt amortization schedule. Upon closing of the third amendment, the $30.0 million term loan was reduced by $5.0 million to $25.0 million from borrowings from the Company's revolving line of credit. The amendment required a $5.0 million principal payment no later than January 20, 1999 (which was timely remitted), plus four equal principal payments of $0.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending September 30, 1999, increasing to twelve equal principal payments of $1.3 million each quarter thereafter with the last payment due December 31, 2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at a Base Rate which is defined as BankBoston N.A.'s prime rate plus 0.50% or LIBOR plus an applicable margin ranging from 1.50% to 2.25%, based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. Under the third amendment to the credit agreement, the Company is required to meet certain minimum profitability covenants, maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company was in compliance at December 27, 1998. The amended credit facility prohibits the payment of dividends. In connection with the third amendment, the Company issued to its lenders a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant vested on March 14, 1999 (subject to certain conditions) and terminates (if not sooner exercised) on December 29, 2002. The Company also granted to the lenders certain customary demand and piggyback registration rights in connection with the warrant. At December 27, 1998, $24.6 million was outstanding under the term loan and $13.0 million was outstanding under the revolving line of credit. The weighted average interest rate at December 27, 1998 for the revolving line of credit was 8.6%.

                  During February 1999, the Company failed to meet certain financial covenants of the credit agreement discussed above and expects to fail to meet another covenant at March 31, 1999. The lenders have rights to exercise certain remedies under the agreement but have not chosen to do so to date. In accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor, the Company has classified all of the outstanding balance under the credit agreement as a current liability. Accordingly, the report of the Company's independent auditors on the Company's consolidated financial statements for the year ended December 27, 1998 is qualified as to going concern.

         Management of the Company meets regularly with the lenders in an attempt to restructure the credit facility, or otherwise satisfactorily resolve the non-monetary defaults. While management believes that the best interests of the lenders and the Company would be served through a restructured credit facility that allows the Company to work through the current market dynamics for flex products, there can be no assurance that the lenders will ultimately agree or that such a restructured credit facility will ultimately be consummated. In the meantime, the Company has been aggressively seeking other sources of debt and equity financing and until a resolution of these financing matters can be adequately addressed, the Company continues to take steps necessary to conserve and manage cash flow to allow operations to continue. No assurance can be given that the outcome of the Company's negotiating efforts with the lenders will not adversely affect the Company's business, financial condition, results of operations and cash flows.

         Cash Flow. During 1998, the Company generated $13.2 million of cash from operations, compared to $4.6 million and $4.4 million for the same periods in 1997 and 1996, respectively. Net income (loss) was ($4.8) million, $8.6 million and ($25.0) million for the same periods, respectively, with depreciation and amortization expense of $9.0 million, $6.6 million and $8.2 million, respectively. Decreased sales levels for the year ended December 27, 1998 resulted in the Company maintaining a low level of working capital, primarily a decreased level of accounts receivable and inventory which was offset by an increase in current liabilities. During the year ended December 31, 1997, working capital increased 175% to $25.0 million from $9.1 million in 1996 primarily as a result of increased business activity, the payment of $5.8 million of the accrued restructuring charges for employee and lease terminations and the start-up of a new manufacturing facility in Thailand. In 1996, the Company experienced a net loss of $25.0 million for the year ended December 31, 1996 principally due to a $29.2 million charge (pre-tax) related to the restructuring of its U.K. operations. This charge consisted of write-downs in intangible assets and plant equipment as well as the recognition of future obligations for employee and lease termination charges.

         The 1998 and 1997 results reflect $0.5 million and $0.1 million of amortization expense, respectively, for intangible assets related to the acquisition of Hana's 20% interest in ATL. The 1996 results reflect $2.4 million of amortization expense for intangible assets related to the ADFlex U.K. acquisition. The remaining intangible assets acquired in the U.K. acquisition were written off in the third quarter 1996 as part of the U.K.
restructuring.

         Cash totaling $21.5 million was used in 1998 for investing activities compared with $15.0 million and $25.7 million for the same periods in 1997 and 1996, respectively. Capital expenditures for the twelve months ended December 27, 1998 were $21.5 compared with $14.5 million and $13.8 million for 1997 and 1996, respectively as the Company continued to invest in property, plant and equipment for its North America and Thailand operations. During the year ended December 27, 1998, the Company invested a total of $5.4 million related to the implementation of the SAP R/3 software manufacturing/cost control system, including software, implementation, hardware and training. The cost of acquiring and implementing the new system is recorded as an asset by the Company and is being amortized over its estimated benefit period of five years. In addition, capital expenditures during the year ended December 27, 1998 included $3.0 million related to the Thailand operations expansion and $13.1 million related to machinery and equipment additions. Capital expenditures during these periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. In January 1996, the Company paid $12.4 million in connection with its acquisition of the ADFlex U.K. operations. This payment was financed from existing cash and cash equivalent balances.

         Financing activities in 1998 provided the Company with $4.6 million compared with $13.4 million and $11.6 million in 1997 and 1996, respectively. During year ended December 27, 1998, the Company borrowed an additional $5.0 million on its term loan which was used to pay down the Company's bank line of credit and also remitted approximately $5.8 million in principal in late 1998 for payment on the term loan. Funding for this payment came from the Company's line of credit. Net borrowings on the Company's bank line of credit totaled $6.0 million during the year ended December 27, 1998. Net repayments on the Company's bank line of credit totaled $3.0 million during the year ended December 31, 1997 compared to net borrowings of $10.0 million for the same period in 1996. Under the original credit agreement as discussed above, the Company borrowed $25.0 million under the term loan during the year ended December 31, 1997. From the proceeds of the $25.0 million term loan arranged in 1997, discussed above, approximately $7.5 million in principal plus $2.0 million in accrued interest were used to retire, ahead of schedule, the subordinated debenture issued in the acquisition of ADFlex U.K., approximately $15.0 million was used to repay borrowings under the Company's existing line of credit and the remainder was used to finance working capital of the Company. In addition, the Company remitted $2.5 million in principal plus $0.8 million in accrued interest in January 1997 in payment of the subordinated debenture. Funding for this payment came from the Company's line of credit. The Company generated $1.3 million, $2.0 million and $1.8 million in 1998, 1997 and 1996, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $1.0 million and agreed to pay $1.3 million at various dates through December 31, 1998 in connection with the acquisition of Hana's 20% interest in ATL. The Company remitted $2.2 million during the year ended December 27, 1998. Funding for this payment came from the Company's line of credit. As of December 27, 1998, $0.1 million was outstanding under the note and was paid in January 1999.

         Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. As discussed above, the Company is aggressively seeking to restructure its existing credit facility while at the same time pursuing alternate sources of debt and equity capital. No assurances can be given that such financing or capital will be available on terms acceptable to the Company. The current stock price is adversely affecting the Company's ability to procure equity financing. If the Company is unable to restructure its existing debt or obtain new financing, its ability to continue operations will be jeopardized and the Company may be forced to seek protection from its creditors.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs of $5.4 million are being amortized on a straight-line basis over a period of five years after completion of the project in October 1998.

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

         Expansion of Thailand Operations

         In April 1998, the Company commenced expansion of its Thailand operations with the construction of a new plant. The expansion will initially provide 100,000 square feet of manufacturing space - 65,000 feet for flex finishing and 35,000 feet for assembly - bringing the total size of the facility to 140,000 square feet. The expanded facility, which will increase the total assembly area by nearly 50%, includes state-of-the-art clean rooms and the production capability to process up to 750,000 circuit assemblies per week. The new flex finishing area will feature advanced surface finishing, laser processing and automated optical profiling technologies. The total estimated cost of the expansion is approximately $9.0 million. In February 1999, the qualification process was completed and production began. The new facility is expected to be operational by the second quarter of 1999, including customer qualification and ramp into volume production. The Company anticipates that the new Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing. No assurance can be given that the Thailand expansion will be completed at the time anticipated or that the Company's expansion strategies will not have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Environmental Regulations

         The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed a limited amount of soil contamination that may require remediation. Based on these studies, the Company believes that the costs associated with remediation will not have a material adverse effect on its operations or financial condition. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the Rogers acquisition, Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

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

         Dependence on Electronics Industry

         The Company's principal customers are electronics original equipment manufacturers and contract manufacturers. The electronics industry as a whole is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance of products or modifications developed in connection with next generation products containing flexible circuit interconnects manufactured by the Company could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Further, various sectors of the electronics industry are subject to economic cycles and have in the past experienced, and are likely in the future to experience, periods of slowdown. A slowdown or any other event leading to excess capacity or a downturn in the electronics industry has resulted and may continue to result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which have had and would continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Concentration Risk

         The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the HDD market. Sales to the HDD market accounted for 36%, 43% and 60% of net sales for the years ended December 27, 1998 and December 31, 1997 and 1996, respectively. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including reductions due to market, competitive or economic conditions, have had and would continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Competition

         The flexible circuit interconnect market is differentiated by customers, applications and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the basis of design capability, price, quality and response time to design changes and technological advancements in underlying applications and the ability to offer a total flexible circuit interconnect solution. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. During the year ended December 27, 1998, there was a worldwide slowdown in the electronics industry and to maintain market share, many of the Company's primary foreign competitors with lower cost structures decreased their prices to unprecedented levels. This had a material adverse effect on the Company's pricing during those periods. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

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

         The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. and Solectron. The Company believes that competition in assembly matters is primarily driven by availability of assembly technology, price and cycle time. The Company believes that it will compete favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing (referred to as the one-stop-shop strategy).

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

         Cancellation and Regrant of Stock Option Grants

         On June 22, 1998, the Compensation Committee of the Company's Board of Directors approved the cancellation of all outstanding options granted on June 3, 1997, October 1, 1997 and April 7, 1998 (with an original exercise price of $15.50, $22.063 and $17.063 per share, respectively) and the regrant and replacement of these options with new options at an exercise price per share of $8.50, the fair market value of the Company's Common Stock on the date of the Committee's determination. Each optionee who was offered the right to participate elected to accept a new option with an exercise price of $8.50 per share. Each new option has a term of ten years and becomes exercisable for 25% of the option share on June 22, 1999 and for the balance of the shares in a series of equal monthly installments over the 36-month period thereafter, assuming continued employment with the Company or one of its subsidiaries. The Compensation Committee elected not to reprice any other outstanding options at that time. On July 2, 1997, the Company canceled 92,250 options held by certain employees issued under the 1994 Plan with an exercise price per share of $27.25 and granted 92,250 options with an exercise price per share of $14.88 to the same employees. The new options started a new vesting schedule over a four-year period from the new date of grant.

         The Compensation Committee approved the cancellation-regrant program because it believes that equity interests are a significant factor in the Company's ability to attract and retain key employees who are critical to the Company's long-range success. During the years ended December 27, 1998 and December 31, 1997, the market value of the Common Stock had fallen, in part, as a result of market factors that affected many stocks in the industry in which the Company engaged including the stock of the Company's customers. As a result of the decrease in the fair market value of the Common Stock, the Committee believed that the Company's ability to retain existing employees was adversely affected and to attract talented individuals in the future would be impaired. Accordingly, the Committee approved the cancellation-regrant program as a means to ensuring that optionees have a meaningful equity interest in the Company.

         Impact of Year 2000

         The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. With the complete implementation of the SAP R/3 software system in October 1998, the Company's manufacturing and cost control system functions properly with respect to dates in the year 2000 and beyond. The software replaced the Company's previous manufacturing and cost control system and its implementation took place for a variety of reasons, not separately identified as a Year 2000 remediation. Therefore, the Company does not consider the implementation of the SAP R/3 system a direct Year 2000 remediation cost and the direct costs associated with addressing the Company's Year 2000 issues have been immaterial to date. In addition, the Company is in the process of implementing a formal remediation plan to ensure the Company is compliant with respect to Year 2000 issues. The plan includes five phases representing a major Year 2000 activity or segment - awareness, assessment, renovation, validation and implementation.

         Awareness. All Year 2000 projects with regard to internal systems are approved at the Board of Directors level and evaluated and reviewed by a Senior Management Steering Committee on a monthly basis. The Company's plan of action applies to all geographic locations where products and services are provided to customers and project managers have been assigned to each location to coordinate Year 2000 projects worldwide.

         Assessment and Renovation. The Company has completed a detailed inventory of processes, applications, hardware, operating systems and databases where Year 2000 issues may exist. To date, an assessment of all information technology (IT)-related systems (e.g. hardware and software systems) has been fully carried out. With the complete implementation of SAP finalized in October 1998, all worldwide application-driven processes for the Company are Year 2000 compliant. For example, processes required to support production and fulfillment of customer orders (order entry, receiving/warehousing, procurement/materials, manufacturing, product test, distribution/shipping and invoicing) are in compliance with the Year 2000 issue after complete implementation of SAP in October 1998. In addition, 97% of internal network hardware and software systems are Year 2000 compliant to date. The scope of the Company's full assessment also includes non-IT areas such as all facilities/plant equipment, manufacturing process and testing equipment, lab equipment and telephone communications systems which are in the process of being analyzed and, if necessary, a plan for renovation will be approved by the Steering

Committee in March 1999. In addition, the Company has implemented programs with outside suppliers to ensure their readiness with respect to Year 2000 issues. The Company is currently tracking and managing this through periodic questionnaires to suppliers. To date, the Company has received and analyzed questionnaires related to 100% of the critical suppliers of the Company and 85% of non-critical suppliers. Based on the information provided, all critical suppliers are in compliance with the Year 2000 issue.

         Validation. Upon completion of the SAP software implementation, the Company began its validation phase by testing, verifying and validating the performance, functionality, and integration of the SAP manufacturing and cost control software system in an operational environment. The Company anticipates this phase of IT-related systems to continue throughout 1999.

         Implementation. Upon completion of the validation phase of all IT as well as non-IT areas for Year 2000 compliance, the Company plans to identify and implement any necessary contingency plans and modify existing disaster recovery plans throughout 1999.

         In addition, the Company has evaluated software and hardware systems associated with IT areas and concluded that there are no identified risks that would have a material exposure to contingencies related to the Year 2000 issue. With respect to non-IT areas, it is uncertain what risks are associated with the Year 2000 issue and any identified risks could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company plans to implement a full analysis and any necessary renovation plan of this area of uncertainty by March 1999. There can be no assurances that the systems of customer, suppliers and other companies on which the Company relies will be timely converted and will not have an adverse effect on the Company' systems or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While the Company transacts business predominately in U.S. Dollars and most of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its risk exposure only-not as speculative instruments. Typically, these contracts have maturities of 1 month or less. The forward exchange contracts generally require the Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income.

         Each month, the Company's chief financial officer approves the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies in which the Company has significant activity. The Company's chief financial officer also receives a daily report on currency exchange rates, cash flow exposure and open foreign currency hedges. Expected future cash flow positions and strategies are continuously monitored. At December 27, 1998, there were no open forward exchange contracts. At December 31, 1997, there were no material open forward exchange contracts. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which have and could materially adversely affect operating results; the risk of loss of market share through competition and pricing pressures from competitors and/or customers; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop shop strategy will not continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; the risk that the outcome of the Company's negotiating efforts with the lenders and other sources of debt and equity capital will not adversely affect the Company's business, financial condition, results of operations and cash flows; the risk that the Company's expansion of manufacturing facilities in Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; the risk that other computer systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results in the future could differ materially from those described in forward-looking statements as a result of such risks and uncertainties. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


CONSOLIDATED BALANCE SHEET

                                                                              DECEMBER 27,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                 1998          1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   5,325     $   9,092
   Accounts receivable, net                                                        24,747        31,581
   Other receivables                                                                1,161         1,167
   Inventories                                                                      9,397        19,297
   Deferred tax assets                                                              2,072         1,823
   Prepaid taxes                                                                       --           647
   Prepaid expenses and other current assets                                        1,952         1,400
-------------------------------------------------------------------------------------------------------
   Total current assets                                                            44,654        65,007

Property, plant and equipment, net                                                 55,351        42,257
Intangible assets                                                                   1,933         2,449
Deferred tax assets                                                                 6,326         4,463
Other assets                                                                           40            24
                                                                                $ 108,304     $ 114,200
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                $      63     $   2,250
   Line of credit                                                                  13,000         7,000
   Accounts payable                                                                15,927        22,692
   Accrued liabilities                                                              7,183         6,162
   Current portion of long-term debt  and capitalized leases                       24,613         1,959
-------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       60,786        40,063

Long-term debt                                                                         69        23,230
Commitments and contingent liabilities
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     None issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares authorized; 8,928,249 and
     8,768,472 shares issued and outstanding at
     December 27, 1998 and December 31, 1997, respectively                             89            88
   Additional paid-in capital                                                      63,856        62,562
   Retained earnings (deficit)                                                    (16,496)      (11,743)
-------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    47,449        50,907
-------------------------------------------------------------------------------------------------------
                                                                                $ 108,304     $ 114,200
-------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED
                                                                 DECEMBER 27,         DECEMBER 31,

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1998          1997          1996
-------------------------------------------------------------------------------------------------------
Net sales                                                         $ 170,097     $ 213,878     $ 156,836
Cost of sales                                                       152,976       175,826       138,273
-------------------------------------------------------------------------------------------------------
Gross profit                                                         17,121        38,052        18,563
Operating expenses:
   Engineering, research & development                                7,437         7,990         7,366
   Amortization of intangible assets                                    516           129         2,386
   Selling, general & administrative                                 12,706        15,353        13,254
   Restructuring charges                                                 --            --        29,248
-------------------------------------------------------------------------------------------------------
   Total operating expenses                                          20,659        23,472        52,254
-------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (3,538)       14,580       (33,691)
   Interest income                                                      287           218           223
   Interest expense                                                  (2,972)       (2,102)       (1,511)
   Other income (loss), net                                            (379)         (101)           92
   Minority interest in earnings of consolidated joint venture           --          (181)          109
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    (6,602)       12,414       (34,778)
Income tax expense (benefit)                                         (1,849)        3,818        (9,754)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $  (4,753)    $   8,596     $ (25,024)
-------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                             $   (0.54)    $    0.99     $   (2.92)
     Diluted                                                      $   (0.54)    $    0.97     $   (2.92)
-------------------------------------------------------------------------------------------------------
Common and common equivalent shares used
   in the calculation of net income (loss) per share:

   Basic                                                              8,867         8,712         8,580
   Diluted                                                            8,867         8,894         8,580
-------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY


                                                    COMMON STOCK         ADDITIONAL    RETAINED
                                                                          PAID-IN      EARNINGS       TOTAL
(IN THOUSANDS, EXCEPT SHARE DATA)                SHARES       AMOUNT       CAPITAL     (DEFICIT)      EQUITY
--------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1995                 8,282,312    $      83    $  58,786    $   4,685     $  63,554
--------------------------------------------------------------------------------------------------------------
Issuance of common stock through employee
   stock purchase plan and exercise of stock
   options, including tax benefit of $665         351,196            3        1,756           --         1,759

Net loss                                               --           --           --      (25,024)      (25,024)
--------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1996                 8,633,508           86       60,542      (20,339)       40,289
--------------------------------------------------------------------------------------------------------------

Issuance of common stock through employee
   stock purchase plan and exercise of stock
   options, including tax benefit of $402         134,964            2        2,020           --         2,022

Net income                                             --           --           --        8,596         8,596
--------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1997                 8,768,472           88       62,562      (11,743)       50,907
--------------------------------------------------------------------------------------------------------------

Issuance of common stock through employee
   stock purchase plan and exercise of stock
   options, including tax benefit of $125         159,777            1        1,294           --         1,295

Net loss                                               --           --           --       (4,753)       (4,753)
--------------------------------------------------------------------------------------------------------------
   Balance at December 27, 1998                 8,928,249    $      89    $  63,856    $ (16,496)    $  47,449
--------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows                                            YEARS ENDED
                                                                       DECEMBER 27,       DECEMBER 31,
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            1998         1997         1996
----------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                                       $ (4,753)    $  8,596     $(25,024)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                         9,035        6,622        8,208
     Restructuring charges                                                    --           --       29,248
     (Gain) loss on disposal of assets                                      (103)          --          184
     Minority interest                                                        --          181           --
     Deferred taxes                                                       (2,112)       5,683       (9,772)
     Changes in operating assets and liabilities:
       Accounts receivable                                                 6,834       (6,432)      (9,557)
       Inventories                                                         9,900       (4,307)       1,834
       Prepaid expenses and other current assets                             101       (2,945)      (2,029)
       Payables and accrued liabilities                                   (5,744)      (2,821)      11,347
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 13,158        4,577        4,439

Investing activities:
Capital expenditures                                                     (21,510)     (14,462)     (13,763)
(Increase) in other assets                                                   (16)          --          (10)
Decrease in acquisition payable                                               --           --      (12,375)
Investment in joint venture                                                   --         (491)         491
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (21,526)     (14,953)     (25,657)

Financing activities:
Issuance of common stock, net of expenses                                  1,295        2,022        1,759
Net activity on line of credit                                             6,000       (3,000)      10,000
Payments on capitalized lease obligations                                   (160)        (151)        (143)
Payments on current notes payable                                         (2,187)        (500)          --
Payments on long-term debt                                                (5,749)     (10,000)          --
Issuance of debt                                                           5,402       25,000
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  4,601       13,371       11,616

Net increase (decrease) in cash and cash equivalents                      (3,767)       2,995       (9,602)
Cash and cash equivalents at beginning of year                             9,092        6,097       15,699
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  5,325     $  9,092     $  6,097
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid for:
   Interest                                                             $  2,326     $  2,714     $    665
   Income taxes                                                              212          520        1,409
----------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activities:
    Equipment acquired under capital lease obligations                  $    102     $     --     $     --
    Debt issuance costs valued at $0.3 million payable in March 1999         300           --           --
     Issuance of note payable in connection with acquisition of Hana
      interest in ATL                                                         --        2,750           --
----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ADFlex Solutions, Inc. (the Company) is a worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers in the electronics industry. The Company offers customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives, tape drives and arrays, and high-end consumer electronics products such as compact disk players. The Company serves customers located in North America, Europe and Southeast Asia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has failed to meet certain provisions of its credit agreement in February 1999 and expects to fail to meet another covenant at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying 1998 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management is currently negotiating with funding sources to provide additional capital to the Company. In addition, management of the Company has met with the lenders in an attempt to restructure the credit facility, or otherwise satisfactorily resolve the existing defaults. It is not possible, however, to predict at this time the success of management's efforts. No assurance can be given that the outcome of the Company's negotiating efforts with the lenders will not adversely affect the Company's business, financial condition, results of operations and cash flows.

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On August 27, 1996, the Company announced the establishment of a joint venture with Hana Microelectronics (Hana), a diversified electronics manufacturer headquartered in Thailand, to produce and test advanced chip-on-flex and surface mount technology assemblies. The venture, ADFlex Thailand Limited (ATL), was 80% owned by the Company. On September 26, 1997, the Company acquired the 20% interest held by Hana (See Note 3). Hana's 20% interest in ATL's earnings through September 26, 1997 have been reflected as "Minority interest in earnings of consolidated joint venture" on the Company's Consolidated Statements of Operations.

FISCAL YEAR The Company's fiscal year consists of 52 or 53 weeks ending on the Sunday closest to the last day of December each year. Fiscal year 1998 contained 52 weeks and ended December 27, 1998. Fiscal years 1997 and 1996 contained 52 weeks each and ended on December 28 and December 29, respectively. Activity from the end of the reporting period to December 31 is immaterial for 1997 and 1996.

FOREIGN CURRENCY TRANSLATION The Company uses the United States Dollar as its functional currency for its subsidiaries in Mexico, England and Thailand. Remeasurement gains and losses, resulting from the process of remeasuring the financial statements of these foreign subsidiaries into U.S. Dollars, are included in operations. To date, the effect on income of remeasurement gains and losses has been immaterial.

FOREIGN EXCHANGE INSTRUMENTS The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the

Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income. At December 27, 1998, there were no open forward foreign currency exchange contracts.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include demand deposits, money market accounts and repurchase agreements since they represent highly liquid investments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. A majority of the Company's trade receivables are derived from sales in various geographic areas to large companies within the electronics industry.

The Company has adopted credit policies and standards to accommodate the electronics industry's growth and inherent risk. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral, such as letters of credit or security agreements.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis).

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets which range from three to 25 years. The Company uses accelerated methods for computing depreciation for tax purposes.

INTANGIBLE ASSETS In connection with the acquisition of Hana's 20% interest in ATL in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years.

The recoverability of intangible assets attributable to the Company's acquisitions is analyzed periodically based on actual and projected levels of profitability and cash flows of the operations acquired on an undiscounted basis. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 27, 1998.

REVENUE RECOGNITION Sales are recognized upon shipment. The Company warrants its products to be free of defects and repairs customer shipments as required. The Company records a provision for the estimated cost of repairing returns at the time of shipment.

FAIR VALUE OF FINANCIAL INSTRUMENTS Cash and cash equivalents, accounts receivable, borrowings under the Company's line of credit, notes payable, accounts payable, accrued liabilities and capitalized leases are carried at amounts that reasonably approximate their fair values. The Company's long-term debt bears interest at a variable interest rate which approximates current market interest rates; therefore, the Company believes that long-term debt approximates its fair value. The fair value of short-term foreign exchange contracts is based on exchange rates at the end of the fiscal year.

IMPAIRMENT OF LONG-LIVED ASSETS The Company reviews long-lived assets and certain identifiable intangibles to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized a charge in 1996 in connection with the restructuring of its U.K. operations (see
Note 2).

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

INCOME TAXES Income taxes are provided using the liability method based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

STOCK BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock option grants in accordance with APB Opinion 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining computer software. The Company elected to adopt SOP 98-1 effective January 1, 1998 in connection with the purchase of a manufacturing cost control system. Capitalized costs of $5.4 million are being amortized on a straight-line basis over a period of five years after completion of the project in October 1998.

NET INCOME (LOSS) PER SHARE In February, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The difference in common equivalent shares used in the computation of basic and diluted earnings per share is primarily due to the inclusion of stock options in the dilutive computations, unless they were anti-dilutive.

COMPREHENSIVE INCOME In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income components in a full set of general-purpose financial statements. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income for certain companies. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS 130 did not have a material effect on the consolidated financial position or results of operations or cash flows of the Company.

SEGMENT REPORTING In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company operates in one business segment which is the manufacture and sale of flexible circuit interconnect solutions. Financial information is summarized by geographic area (see Note 15).

PRIOR PERIOD RECLASSIFICATION Certain prior period amounts have been reclassified to conform to the current presentation.

         NOTE 2 ADFLEX U.K.

         On September 29, 1996, the Company's Board of Directors approved a plan to restructure, over the next twelve months, the Company's assembly operation in the U.K., and during that time period, transfer production from the U.K. to the Company's manufacturing facility in Thailand. Accordingly, the Company recorded the following: $13.5 million write-off of intangible assets, $8.8 million write-down of property, plant and equipment, $2.5 million in lease termination charges and $4.4 million in employee termination costs for 507 direct labor, technical and administrative employees. As of December 31, 1996, $0.3 million of the employee termination charges related to 13 employees had been paid and charged against the liability. As of December 31, 1997, production has ceased at the U.K. facility. During the year ended December 31, 1997, the Company paid and charged to the liability $5.5 million related to termination costs for 124 employees and lease termination costs. In addition, the Company reallocated $0.8 million of the reserve for employee and lease termination costs to be used for additional write-down of property, plant and equipment. During the year ended December 27, 1998, the Company paid and charged to the liability $0.2 million related to termination costs for 3 employees and lease termination costs. The remaining accrual for employee termination costs is approximately $0.1 million and the Company believes it is adequate to cover the remaining liabilities. Total revenue and total operating loss related to this operation for the year ended December 27, 1998 was $2.5 million and $2.0 million, respectively. Total revenue and operating loss related to this operation for the year ended December 31, 1997 was $38.4 million and $0.5 million, respectively. Subsequent to the restructuring, the Company maintains a technology development center and a sales and service organization in the U.K. to support its European customers.

         NOTE 3 ADFLEX THAILAND

         In an effort to increase its global sourcing opportunities and to decrease its operating costs, the Company established a joint venture, ATL, located in Lamphun, Thailand with Hana in August 1996. On September 26, 1997, the Company increased its ownership in ATL from 80% to 100% through the purchase of Hana's 20% equity interest. Under the terms of the Equity Purchase Agreement, the Company paid $0.5 million at closing and issued a note in the principal amount of $1.0 million and agreed to pay $1.3 million at various dates through December 31, 1998 in connection with the acquisition of Hana's 20% interest in ATL. The Company remitted $2.2 million during the year ended December 27, 1998. Funding for this payment came from the Company's line of credit. At December 27, 1998, $0.1 million was outstanding under the note. Goodwill related to the excess purchase price over fair value of the net tangible assets acquired of $1.9 million, net of accumulated amortization of $0.5 million at December 27, 1998, is being amortized on a straight-line basis over five years.

         NOTE 4 SPECIAL CHARGES

         During the year ended December 27, 1998, the Company implemented new cost and productivity improvement measures designed to address current adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the personal computer markets - in particular the hard disk drive (HDD) segment. These actions included the consolidation of administrative functions, a 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.6 million: $1.0 million related to the workforce reduction and $0.6 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. During the year ended December 27, 1998, the Company paid and charged to the liability $0.6 million related to employee severance and lease termination costs and $0.5 million related to workforce reduction involving 97 employees at its Chandler facility, 5 employees at its U.K. facility and 77 employees at its Mexico facility. The remaining accrual related to workforce reduction is approximately $0.5 million and the Company believes it is adequate to cover the remaining liabilities.

         NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                        December 27,  December 31,
                                                            1998          1997
--------------------------------------------------------------------------------
Accounts receivable trade                                 $ 25,748     $ 33,331
Allowance for returns and doubtful accounts                 (1,001)      (1,750)
--------------------------------------------------------------------------------
                                                          $ 24,747     $ 31,581
--------------------------------------------------------------------------------

         NOTE 6 INVENTORIES

Inventories consist of the following (in thousands):

                                                       December 27,   December 31,
                                                           1998          1997
--------------------------------------------------------------------------------
Raw material                                             $  7,437      $ 12,688
Work-in-process                                             3,743         8,849
Finished goods                                              1,105           595
--------------------------------------------------------------------------------
                                                           12,285        22,132
Allowance for obsolescence and excess inventory            (2,888)       (2,835)
--------------------------------------------------------------------------------
                                                         $  9,397      $ 19,297
--------------------------------------------------------------------------------

         NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                            December 27,   December 31,
                                                                               1998           1997
------------------------------------------------------------------------------------------------------
Land                                                                          $  2,740       $  2,740
Buildings                                                                       11,923         10,845
Leasehold improvements                                                           4,772          4,312
Manufacturing equipment                                                         47,335         34,279
Computer and office equipment                                                    9,628          2,608
------------------------------------------------------------------------------------------------------
                                                                                76,398         54,784
Accumulated depreciation and amortization of capitalized lease obligations     (21,047)       (12,527)
------------------------------------------------------------------------------------------------------
                                                                              $ 55,351       $ 42,257
------------------------------------------------------------------------------------------------------

Depreciation expense, including the amortization of capitalized lease obligations, was $8.5 million, $6.5 million and $5.8 million for the years ended December 27, 1998 and December 31, 1997 and 1996, respectively.

         NOTE 8 LINE OF CREDIT AND LONG-TERM DEBT

         On June 5, 1997, the Company entered into a new credit facility arranged by BancBoston Securities, Inc., which included a number of banks as lenders. The credit facility consisted of a $20.0 million, three-year revolving line of credit and a $25.0 million, five-year term loan. Under the terms of the credit facility, any outstanding balance bears interest at BankBoston, prime interest rate or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. At December 31, 1997, $25.0 million was outstanding under the term loan and $7.0 million was outstanding under the revolving line of credit. The weighted average interest rate at December 31, 1997 for the revolving line of credit was 8.5%.

         In February 1998, the Company amended its existing credit facility to more adequately meet its working capital requirements by increasing the existing revolving line of credit from $20.0 million to $25.0 million. In addition, the existing $25.0 million term loan was replaced with a $35.0 million term loan. In July 1998, the Company reevaluated its financial needs and determined that credit facility commitments of a $20.0 million revolving line of credit and a $30.0 million term loan were sufficient to meet its liquidity requirements. Accordingly, the Company canceled $10.0 million of existing credit facility commitments, $5.0 million relating to the revolving line of credit and $5.0 million relating to the term loan.

         On October 30, 1998, the Company amended its existing credit facility to revise certain financial covenants, reduce the term loan by $10.0 million and revise the debt amortization schedule. Upon closing of the third amendment, the $30.0 million term loan was reduced by $5.0 million to $25.0 million from borrowings from the Company's revolving line of credit. The amendment required a $5.0 million principal payment no later than January 20, 1999 (which was timely remitted), plus four equal principal payments of $0.8 million each quarter beginning with the quarter ending December 31, 1998 through the quarter ending September 30, 1999, increasing to twelve equal principal payments of $1.3 million each quarter thereafter with the last payment due December 31,

2002. Borrowing under the line of credit is limited to 80% of the aggregate value of all eligible domestic accounts receivable plus 70% of the aggregate value of all eligible foreign accounts receivable. Under the terms of the credit facility, any outstanding balance bears interest at a Base Rate which is defined as BankBoston N.A.'s prime rate plus 0.50% or LIBOR plus an applicable margin ranging from 1.50% to 2.25%, based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is secured by all assets of the Company and a pledge by the Company of 66 2/3% of the stock of its subsidiaries. Under the third amendment to the credit agreement, the Company is required to meet certain minimum revenue and profitability covenants, maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company was in compliance at December 27, 1998. The amended credit facility prohibits the payment of dividends. In connection with the third amendment, the Company issued to its lenders a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant vested on March 14, 1999 (subject to certain conditions) and terminates (if not sooner exercised) on December 29, 2002. The Company also granted to the lenders certain customary demand and piggyback registration rights in connection with the warrant. At December 27, 1998, $24.6 million was outstanding under the term loan and $13.0 million was outstanding under the revolving line of credit. The weighted average interest rate at December 27, 1998 for the revolving line of credit was 8.6%.

         During February 1999, the Company failed to meet certain financial covenants of the credit agreement discussed above and expects to fail to meet another covenant at March 31, 1999. The lenders have rights to exercise certain remedies under the agreement but have not chosen to do so to date. In accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor, the Company has classified all of the outstanding balance under the credit agreement as a current liability. Management of the Company has met with the lenders in an attempt to restructure the credit facility, or otherwise satisfactorily resolve the defaults. It is not possible, however, to predict at this time the success of management's efforts. No assurance can be given that the outcome of the Company's negotiating efforts with the lenders will not adversely affect the Company's business, financial condition, results of operations and cash flows.

Long-term debt consists of the following (in thousands):

                                                                                         December 27,  December 31,
                                                                                             1998          1997
-------------------------------------------------------------------------------------------------------------------
Term loan agreement; interest at LIBOR + margin ranging from 1.50% to 2.25% (8.25% at
    December 27, 1998)                                                                     $ 24,550      $ 25,000

Capitalized lease obligations                                                                   132           189
-------------------------------------------------------------------------------------------------------------------
                                                                                             24,682        25,189
Less current maturities                                                                     (24,613)       (1,959)
-------------------------------------------------------------------------------------------------------------------
                                                                                           $     69      $ 23,230
-------------------------------------------------------------------------------------------------------------------

         NOTE 9 ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                         December 27,  December 31,
                                                            1998          1997
----------------------------------------------------------------------------------
Salaries and benefits                                       $1,987        $3,259
Accrued interest                                               769           138
Accrued restructuring charges, current                         172           339
Accrued severance costs                                        500            --
Accrued relocation                                              92           429
Accrued commissions                                            304           346
Accrued SAP expenses                                           917            --
Other                                                        2,442         1,651
----------------------------------------------------------------------------------
                                                            $7,183        $6,162
----------------------------------------------------------------------------------

         NOTE 10  COMMON STOCK AND EQUITY

PREFERRED STOCK The Company's certificate of incorporation authorizes the issuance of 10 million shares of preferred stock, at $.01 par value, undesignated as to powers, preferences, rights, limitations or restrictions. As of December 27, 1998, no shares of preferred stock have been issued.

COMMON STOCK The number of shares of Common Stock reserved for future issuance at December 27, 1998, was as follows:

-------------------------------------------------------------------------------------------------------------------
Employee and director stock options outstanding                                                             896,122
Reserved for future grants under the 1994 Stock Incentive Plan                                                7,615
1994 director stock options outstanding                                                                      36,000
Reserved for issuance under the Employee Stock Purchase Plan                                                172,982
1998 outstanding warrants, exercisable March 14, 1999                                                        50,000
-------------------------------------------------------------------------------------------------------------------

Total reserved for future issuance                                                                        1,162,719
-------------------------------------------------------------------------------------------------------------------

In conjunction with the ADFlex U.K. acquisition, the Company issued 1,242,347 shares of restricted Common Stock. The holder agreed not to sell or otherwise dispose of the shares for a two year period, which ended in January 1998.

In October 1998, in connection with the third amendment to the credit facility (see Note 8), the Company issued to its lenders a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant vested on March 14, 1999 (subject to certain conditions) and terminates (if not sooner exercised) on December 29, 2002. The Company also granted to the lenders certain customary demand and piggyback registration rights in connection with the warrant.

STOCK OPTION PLANS The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Under the Company's 1993 Equity Incentive Plan (1993 Plan) adopted June 29, 1993, qualified employees received options to purchase 599,000 shares of Common Stock. The options granted under this Plan were to vest over approximately four years, but automatically vested at the time of the Company's initial public offering on September 27, 1994. The remaining shares available for grant under the 1993 Plan have been eliminated.

Under the 1994 Stock Incentive Plan (1994 Plan), qualified employees may receive options to purchase the Company's common stock. The number of shares of Common Stock available for issuance in any year under the Plan is equal to 3% of the outstanding shares of Common Stock each January 1 during the term of the Plan. In 1998, 263,054 shares were reserved for issuance. As part of the same amendment, the stockholders approved an automatic grant to eligible non-employee directors of an option to acquire 12,000 shares of Common Stock upon such directors' initial election to the Company's Board of Directors and 3,000 shares of Common Stock each year thereafter. Options granted to employees to date under the 1994 Plan vest over a four year period from either the date of grant or one year from the date of grant, and automatic options granted to directors vest over a three year period from the date of grant.

On July 2, 1997, the Company canceled 92,250 options held by certain employees issued under the 1994 Plan with an exercise price per share of $27.25 and granted 92,250 options with an exercise price per share of $14.88 to the same employees. The new options started a new vesting schedule over a four-year period from the new date of grant. On June 22, 1998, the Company canceled 336,500 outstanding options granted on June 3, 1997, October 1, 1997 and April 7, 1998 (with an original exercise price of $15.50, $22.063 and $17.063 per share, respectively) and approved the regrant and replacement of these options with new options at an exercise price per share of $8.50, the fair market value of the Company's Common Stock on the date of the Company's determination. The new options vest over a four-year period from the new date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.42%, dividend yields of 0%, volatility factor of the expected market price of the Company's Common Stock of .871 and a weighted-average expected life of the option of 5 years. The assumptions used in 1997 were: risk-free interest rates of 5.24%, dividend yields of 0%, volatility factor of the expected market price of the Company's Common Stock of .644 and a weighted-average expected life of the option of 5 years. The assumptions used in 1996 were: risk-free interest rates of 6.28%, dividend yields of 0%, volatility factor of the expected market price of the Company's Common Stock of .684 and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                                  Years ended
                                                                        December 27,         December 31,
                                                                           1998          1997             1996
----------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                             $ (6,420)    $   7,262         $(25,962)
Pro forma net income (loss) per basic share                                (0.72)         0.83            (3.03)
Pro forma net income (loss) per diluted share                              (0.72)         0.82            (3.03)
----------------------------------------------------------------------------------------------------------------

The effects of applying SFAS No. 123 for the years ended December 27, 1998 and December 31, 1997 and 1996 are not likely to be representative of the effects on reported net income for future years.

A summary of the Company's stock option activity and related information follows:

                                                    Year ended December 27,   Year ended December 31,   Year ended December 31,
                                                              1998                      1997                      1996
------------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted                  Weighted                  Weighted
                                                                  Average                   Average                   Average
                                                                  Exercise                  Exercise                  Exercise
                                                     Options        Price      Options        Price      Options        Price
                                                    ----------------------    ----------------------    ----------------------
Outstanding - beginning of year                       684,761      $ 14.08      555,162      $ 14.52      634,363      $ 12.18
Granted                                               798,751        12.59      400,750        15.78      317,725        10.55
Exercised                                             (43,873)        6.49      (67,150)       10.74     (260,612)        0.77
Forfeitures/Expirations                              (543,517)       16.28     (204,001)       19.74     (136,314)       19.74
                                                    ----------------------    ----------------------    ----------------------
Outstanding - end of year                             896,122        11.86      684,761        14.08      555,162        14.52
                                                    ----------------------    ----------------------    ----------------------
Exerciseable at year end                              186,750      $ 13.62      136,460      $ 11.92      149,608      $ 15.31
                                                    ----------------------    ----------------------    ----------------------
Weighted-average fair value of options
granted during the year:

Incentive Stock Options granted under the 1994
Plan                                                $    8.88                                $  8.93                   $  6.87

Non-qualified Stock Options granted under the
1994 Plan                                           $    8.53                                $ 10.00                   $  5.93

Exercise prices for options outstanding as of December 27, 1998 ranged from $0.50 to $27.25. The weighted-average remaining contractual life of those options is 8.7 years.

DIRECTOR STOCK OPTIONS On October 31, 1996, the Company granted two outside directors an option to purchase 6,000 shares of Common Stock each at an exercise price of $8.75. The options vest over a three-year period. On November 20, 1996, the Company granted an option to purchase 12,000 shares of Common Stock at an exercise price of $8.00 per share to a newly appointed outside director. The option vests over a four-year period. On April 22, 1997, the Company granted two outside directors an option to purchase 3,000 shares of Common Stock each at an exercise price of $14.00. The options vest over a three-year period. On April 28, 1998, the Company granted three outside directors an option to purchase 3,000 shares of Common Stockeach at an exercise price of $20.00. The options vest over a three-year period. All of the above options to directors were granted under the 1994 Plan.

EMPLOYEE STOCK PURCHASE PLAN On June 2, 1994, the Company adopted and the stockholders approved the 1994 Employee Stock Purchase Plan (the Purchase Plan) and the Company reserved 200,000 shares of Common Stock for sale to employees. The Purchase Plan became effective upon the Company's initial public offering. On April 22, 1997, the Company adopted and the stockholders approved an amendment to the Purchase Plan and the Company reserved an additional 300,000 shares of Common Stock for sale to employees. The Purchase Plan allows eligible employees of the Company to purchase shares of Common Stock generally at 85% of the lower of the fair market value per share of Common Stock on (i) the first day of the offering period or (ii) the purchase date. Contributions are limited to 15% of an employee's eligible compensation, subject to a maximum fair value annual purchase of $25,000. There were 115,904, 67,814 and 90,584 shares issued under the Purchase Plan during 1998, 1997 and 1996, respectively.

         NOTE 11  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of the Company's United States and Mexico operations upon commencement of employment. Under the plan, eligible employees may contribute up to 18% of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limit ($10,000 for 1998). The Company may make contributions each year up to a maximum of 4% of an employee's total compensation. Total Company contributions were $0.1 million for each of the years ended December 27, 1998 and December 31, 1997 and 1996.

The Company has adopted a profit sharing plan for its United States and Mexico employees to provide a financial incentive. The Company makes contributions to the profit sharing plan in an amount equal to 5% of pre-tax profits. Total expenses pursuant to this plan for the year ended December 31, 1997 were $0.7 million. No expenses were recorded pursuant to this plan for the years ended December 27, 1998 and December 31, 1996.

The Company has adopted a management bonus plan to provide an additional financial incentive for management. No expenses were recorded pursuant to this plan for the year ended December 27, 1998. Total expenses pursuant to this plan for the years ended December 31, 1997 and 1996 were $1.3 million and $0.1 million, respectively.

         NOTE 12  SHAREHOLDER RIGHTS PLAN

On July 10, 1996, the Board of Directors adopted a Shareholder Rights Plan (the
Plan). Under the terms of the Plan, each shareholder of record at the close of business on July 22, 1996, received as a dividend one Preferred Share purchase right (Right) for each share of Common Stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $100.00 per share, subject to adjustment. The Rights will separate from the Common Stock and become exerciseable following the twentieth day after a person or group acquires beneficial ownership of more than 20.5% of the Company's Common Stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 20.5% of the Company's Common Stock. Upon such events, the Company's Board of Directors may exchange the Rights for one share of Common Stock per Right. Any unexercised Rights not exchanged will have the right to receive Common Stock having a value of two times the purchase price of the Right. The Rights expire on July 21, 2006, unless redeemed at the Company's option for $0.001 per Right at any time on or prior to the twentieth day after public announcement that a person or group has acquired beneficial ownership of more than 20.5% of the Common Stock. Preferred shares purchasable upon exercise of the right will not be redeemable. Each Preferred Share will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. Preferred shares will have 100 votes.

         NOTE 13  INCOME TAXES

Income taxes include the following (in thousands):

                                                                                       Years ended
                                                                          December 27,          December 31,
                                                                             1998           1997           1996
----------------------------------------------------------------------------------------------------------------
Federal:
  Current                                                                  $     -        $  (305)       $   (77)
  Deferred                                                                  (2,079)         3,452         (9,623)
----------------------------------------------------------------------------------------------------------------
                                                                            (2,079)         3,147         (9,700)
State:
  Current                                                                        -              -             54
  Deferred                                                                     (33)           313           (149)
----------------------------------------------------------------------------------------------------------------
                                                                               (33)           313            (95)
Foreign, current
                                                                               263            358             41
----------------------------------------------------------------------------------------------------------------
                                                                           $(1,849)       $ 3,818        $(9,754)
================================================================================================================

The tax benefits associated with certain stock options reduced taxes currently payable by $0.1 million, $0.4 million and $0.7 million for 1998, 1997 and 1996, respectively. Such benefits are credited to additional paid-in capital when realized.

Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate for the years ended December 27, 1998 and December 31, 1997 and 1996, respectively, as follows (in thousands):

                                                                                           Years Ended
                                                                                December 27,     December 31,
                                                                                   1998         1997       1996
-----------------------------------------------------------------------------------------------------------------
Federal income tax expense (benefit) calculated at the statutory rate           $ (2,245)    $  4,219   $(12,172)
State income tax (benefit), net of federal effect                                   (218)         409        (62)
Foreign losses (income) with no tax benefit (charge)                                (416)        (648)     2,438
In-process technology                                                               (346)        (346)       (54)
Research and development credit                                                        -            -       (100)
Other, net                                                                         1,376          184        196
-----------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)                                                    $ (1,849)    $  3,818   $ (9,754)
-----------------------------------------------------------------------------------------------------------------

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 27, 1998 and December 31, 1997 are as follows (in thousands):

                                                          December 27,   December 31,
                                                              1998           1997
-------------------------------------------------------------------------------------
Deferred tax assets:
   Tax benefits related to restructuring                    $ 3,327        $ 5,279
   Inventory valuation                                        1,148          1,118
   Accrued liabilities                                          781            519
   Allowance for returns and doubtful accounts                  254            358
   State tax NOL carryforward                                   131             14
   Federal tax NOL carryforward                               3,243              -
   Alternative minimum tax credit                               443            443
   Other state credits                                           29             29
-------------------------------------------------------------------------------------
                                                              9,356          7,760
Deferred tax liabilities:
   Tax versus financial reporting depreciation                  847          1,302
   Prepaid expenses and other                                   111            172
-------------------------------------------------------------------------------------
                                                                958          1,474
-------------------------------------------------------------------------------------
Net deferred tax asset                                        8,398          6,286
Plus (minus) deferred tax liability (asset) - current        (2,072)        (1,823)
-------------------------------------------------------------------------------------

Deferred tax asset, non-current                             $ 6,326        $ 4,463
-------------------------------------------------------------------------------------

Management has concluded that no valuation allowance is required based on its assessment that future levels of taxable income will, more likely than not, be sufficient to realize the tax benefits.

At December 27, 1998, the Company has a federal and state net operating loss of $9.5 million and $4.0 million, respectively, which are available for carryover to future periods. The federal net operating loss begins expiring in the year 2019 while the state net operating loss begins expiring in 2003. In addition, the Company has $0.4 million of alternative minimum tax credit carryovers at December 27, 1998 which do not expire.

The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached a tentative agreement to settle all outstanding issues relating to this audit. The terms of the agreement would require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax provision is adequate to cover the estimated liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Pre-tax income (loss) from foreign operations was $1.8 million, $3.2 million and ($38.8) million for the years ended December 27, 1998 and December 31, 1997 and 1996, respectively. The residual United States tax liability for unremitted foreign earnings is immaterial.



         NOTE 14  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS The Company leases its facilities and equipment under capital and operating leases which expire at various dates through January 15, 2008. As of December 27, 1998, the future minimum lease commitments under these leases are payable as follows (in thousands):

                                                                              Capitalized                  Operating
                                                                                Leases                       Leases
--------------------------------------------------------------------------------------------------------------------
   1999                                                                       $       74                  $   1,451
   2000                                                                               40                      1,198
   2001                                                                               36                      1,175
   2002                                                                                -                      1,105
   2003                                                                                -                        624
   2004 and thereafter                                                                                          526
--------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                         150                  $   6,079
Less amounts representing interest                                                   (18)
--------------------------------------------------------------------------------------------------------------------
Present value of future net minimum lease payments                            $      132
--------------------------------------------------------------------------------------------------------------------


Rent expense for all operating leases for the years ended December 27, 1998 and December 31, 1997 and 1996 was $2.3 million, $3.9 million and $4.2 million, respectively. At December 27, 1998 and December 31, 1997, the Company had capitalized $0.8 million and $0.7 million, respectively, related to assets acquired under capitalized lease agreements in the accompanying balance sheet.

ENVIRONMENTAL REMEDIATION CONTINGENCY The nature of the Company's business exposes the Company to potential environmental remediation liabilities arising from the manufacture, use and disposal of hazardous materials used to manufacture flex interconnect products. Management believes that any cost associated with maintaining the Company's compliance with current environmental remediation laws will not have a material adverse effect on the Company's financial statements.

MEXICAN UNION RELATIONS At December 27, 1998, 1,990 of the Company's employees located in Mexico were represented by a labor union and covered by a collective bargaining agreement expiring December 31, 1999 that is subject to revision annually under Mexican labor laws. The Company has not experienced any employee-related work stoppage and believes that its relationship with its union and other employees is good, but there can be no assurance that the Company will be able to successfully negotiate with the labor union in the future.

         NOTE 15  GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates in one business segment which is the manufacture and sale of flexible circuit interconnect solutions. Financial information summarized by geographic area for the years ended December 27, 1998 and December 31, 1997 is as follows (in thousands):

                                      Years Ended
                              December 27,     December 31,
                                  1998             1997
----------------------------------------------------------
Revenue:
  North America                $ 135,000        $ 157,743
  Europe                           2,509           38,410
  Southeast Asia                  47,350           28,430
  Eliminations                   (14,762)         (10,705)
----------------------------------------------------------
Total                            170,097          213,878
Operating Income (loss):
  North America                $  (5,096)       $  11,292
  Europe                          (1,974)             392
  Southeast Asia                   3,364            2,927
  Eliminations                       168              (31)
----------------------------------------------------------
Total                             (3,538)          14,580
Total Assets:
  North America                $ 139,354        $ 141,473
  Europe                          12,570           13,721
  Southeast Asia                   9,582            9,672
  Eliminations                   (53,202)         (50,666)
----------------------------------------------------------
Total                            108,304          114,200

At any given time, sales to certain customers may account for a significant portion of the Company's business. Customers who individually represent 10% or more of net sales for the respective year are as follows:


                                         Years ended
                           December 27,           December 31,
                              1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
IBM                           16.0%           11.5%           11.7%
Seagate                       12.4%           21.9%           34.9%


Export sales during the years ended December 27, 1998 and December 31, 1997 and 1996 were $56.2 million, $66.6 million and $26.6 million, respectively.

         NOTE 16  RELATED PARTY TRANSACTIONS

ACQUISITION AGREEMENTS WITH ROGERS CORPORATION Pursuant to the asset purchase agreements entered into on June 28, 1993 between the Company and Rogers Corporation (Rogers) whereby the Company purchased the Flexible Interconnect Division (the Predecessor) of Rogers, Rogers retained certain existing and potential liabilities. In particular, Rogers retained all liabilities resulting from, among other things, the creation, storage, discharge, use or handling of hazardous or toxic substances by the Predecessor that may exist on or about the Company's facilities in Arizona and Mexico prior to the acquisition.

In connection with the acquisition, the Company entered into a building lease with an affiliate of Rogers to lease the Predecessor's corporate headquarters and U.S. manufacturing facility. The lease agreement for the Company's U.S. facility was for five years and provided for fixed payments of $0.5 million per annum for the first three years and mutually agreed market rates for the remaining two years. As provided for in the lease agreement, the Company exercised its option to renew the lease for an additional five years in June 1997, twelve months prior to the lease expiration date. The renewed lease provides for fixed payments of $0.8 million per annum for years four through eight and mutually agreed-upon market rates adjusted for the Consumer Price Index for years nine and ten. Total rent expense paid to Rogers was $0.8 million for the year ended December 27, 1998 and $0.6 million and $0.5 million for each of the years ended December 31, 1997 and 1996, respectively.

AFFILIATION WITH XYRATEX The Company derived 0.1% and 1.1% of its net sales in 1998 and 1997, respectively from sales to Xyratex, a major shareholder of the Company with a representative on the Company's Board of Directors. Through September 30, 1997, the Company leased the ADFlex U.K. manufacturing facility from Xyratex. Total lease payments made to Xyratex in 1997 totaled $1.5 million. In addition, $0.5 million was paid to Xyratex in 1997 for administrative services.

AFFILIATION WITH HANA MICROELECTRONICS In August 1996, the Company established a joint venture located in Lamphun, Thailand with Hana. The joint venture was 80% owned by the Company and 20% owned by Hana. The Company purchased the remaining 20% equity interest in ATL from Hana in September 1997. The Company entered into a building lease with Hana on October 1, 1996 to lease the Thailand manufacturing facility. The lease term expired on March 31, 1999. Total lease payments made to Hana in 1998 and 1997 totaled $0.6 million and $0.4 million, respectively. In addition, $0.3 million was paid to Hana in 1997 for administrative services. No administrative service payments were made in 1998.

         NOTE 17  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First          Second            Third           Fourth
(in thousands)                           Quarter         Quarter          Quarter          Quarter            Year
--------------------------------------------------------------------------------------------------------------------
Net sales
   1998                                 $  50,023       $  44,304        $  36,142        $  39,628        $ 170,097
   1997                                    48,221          56,244           55,058           54,355          213,878
   1996                                    38,082          35,031           36,898           46,825          156,836
Gross profit
   1998                                    10,518           1,153            1,586            3,864           17,121
   1997                                     7,432           9,090           10,145           11,385           38,052
   1996                                     7,198           5,244             (295)           6,416           18,563
Net income (loss)
   1998                                     2,631          (3,574)(2)       (2,610)          (1,200)(2)       (4,753)(2)
   1997                                       873           1,880            2,597            3,246            8,596
   1996                                       840            (660)         (25,663)(1)          459          (25,024)(1)
Net income (loss) per basic share
   1998                                       .30            (.40)            (.29)            (.13)            (.54)
   1997                                       .10             .22              .30              .37             . 99
   1996                                       .10            (.08)           (2.98)             .05            (2.92)
Net income (loss) per diluted share
   1998                                       .30            (.40)            (.29)            (.13)            (.54)
   1997                                       .10             .21              .29              .36              .97
   1996                                       .10            (.08)           (2.98)             .05            (2.92)

(1) Includes charges of $29.2 million related to restructuring of the Company's U.K. operations.

(2) During the quarter ended June 30, 1998, $1.1 million charges were incurred related to work force reduction and the closing of two plants in Mexico in an effort to address current adverse industry trends and during the quarter ended December 27, 1998, charges of $0.5 million were incurred related to work force reduction. See Note 4.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



         The Stockholders and Board of Directors of ADFlex Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ADFlex Solutions, Inc. (the Company) at December 27, 1998 and December 31, 1997, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the consolidated financial position of ADFlex Solutions, Inc. at December 27, 1998 and December 31, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has failed to meet certain provisions of its credit agreement in February 1999 and expects to fail to meet another covenant at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying 1998 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young LLP



Phoenix, Arizona
January 25, 1999, except as to
basis of presentation in Note 1
   to the consolidated financial statements as to which the date is April 2, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

         PART III

         Certain information required by Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting. Certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), required by this item will be contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be contained in the sections captioned "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Comparison of Stock Performance" of the Proxy Statement and, except as noted below, is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement, and is incorporated herein by reference.

         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)      1.  CONSOLIDATED FINANCIAL STATEMENTS

         (i)      Report of Independent Auditors

         (ii) Consolidated Balance Sheets - December 27, 1998 and December 31, 1997

         (iii) Consolidated Statements of Operations - Years ended December 27, 1998 and December 31, 1997 and 1996

         (iv) Consolidated Statements of Equity - Years ended December 27, 1998 and December 31, 1997 and 1996

         (v) Consolidated Statements of Cash Flows - Years ended December 27, 1998 and December 31, 1997 and 1996

         (vi)     Notes to Consolidated Financial Statements



         2.  FINANCIAL STATEMENT SCHEDULE.

         The following financial statement schedule of ADFlex Solutions, Inc. for the years ended December 27, 1998 and December 31, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

         Independent Auditor's Report on Schedule                            S-1
         Schedule  II - Valuation and Qualifying Accounts and Reserves       S-2

         Schedules not listed above have been omitted because they are not applicable or are not required or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         2. EXHIBITS.

              Number       Description

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

              2.2(1) Asset Purchase Agreement between ADFlex Mexico S.A. de C.V. ("ADMex") and Rogers Mexicana, S.A. de C.V. dated June 28, 1993

              2.3(2) Share Sale and Purchase Agreement, dated January 7, 1996, between the Registrant and Havant International Holdings Limited

              2.4(2) Letter, dated January 7, 1996, constituting the Disclosure Letter under the Share Sale and Purchase Agreement included as Exhibit 2.3

              3.1(1)       Restated Certificate of Incorporation

              3.2(1)       Bylaws

              3.3(5)       Amendment to Bylaws Adopted January 31, 1996

              4.1(1)       Specimen Common Stock Certificate

              4.2(6) Rights Agreement, dated as of July 10, 1996, between the Registrant and First National Bank of Boston, NA, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

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

              10.39(2) Deed of Assignment of UK Patent Applications, dated January 8, 1996, between Polene Limited and Havant International Limited

              10.40(2) Deed of Assignment of Non-UK Patent Applications, dated January 8, 198, between Polene Limited and Havant International Limited

              10.41(4) Bilateral Purchase and Sale Agreement, dated August 31, 1995, among Telson, S.A. de C.V., Zenith Electronics Corporation, ADFlex Mexico S.A. de C.V. and the Registrant

              10.50(7) Equity Purchase Agreement dated September 26,1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

              10.51(7) Promissory Note dated September 30, 1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

              10.53 (8)    Collective Bargaining Contract dated December 10,
                           1997 (Translation)

              10.54 (8)    Compensatory Control Agreement dated January 22, 1997
                           between the Registrant and Rolando C. Esteverena.

              10.56 (9)    Third Amendment to Credit Agreement, dated October
                           30, 1998, among the Registrant, BankBoston, N.A. and
                           BankBoston, N.A. as agent for Lenders

              10.57 Fourth Amendment to Credit Agreement, dated January 15, 1999, among the

                           Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

              10.58 Fifth Amendment to Credit Agreement, dated February 19, 1999, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

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

(5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Form 8-K dated July 10, 1996.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1997.

(8) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1998.

* Constitutes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K.

         None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADFLEX SOLUTIONS, INC.
                                        (Registrant)

Date: April 5, 1999              By /s/ Rolando Esteverena
                                 Rolando C. Esteverena
                                 President, Chief Executive Officer and Director

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

Name                                       Title                                           Date
---------------------------------------    --------------------------------------------    ----------------------
/s/ Rolando C. Esteverena
Rolando C. Esteverena                      President, Chief Executive Officer and          April 5, 1999
                                           Director (Principal Executive Officer)

/s/ Donald E. Frederick
Donald E. Frederick                        Vice President, Chief Financial Officer,        April 5, 1999
                                           Secretary (Principal Financial Officer and
                                           Principal Accounting Officer)

/s/ Steve Sanghi
Steve Sanghi                               Director                                        April 5, 1999

/s/ Richard P. Clark
Richard P. Clark                           Director                                        April 5, 1999

/s/ William Kennedy Wilkie
William Kennedy Wilkie                     Director                                        April 5, 1999

/s/ Wade Meyercord
Wade Meyercord                             Director                                        April 5, 1999

                Report of Ernst & Young LLP, Independent Auditors

     The Stockholders and Board of Directors of ADFlex Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ADFlex Solutions, Inc. (the Company) at December 27, 1998 and December 31, 1997, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 27, 1998, and have issued our report thereon dated January 25 ,1999, except as to basis of presentation in
Note 1 to the consolidated financial statements as to which the date is April
2, 1999. Our audits also included the financial statement schedule listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has failed to meet certain provisions of its credit agreement in February 1999 and expects to fail to meet another covenant at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to those matters are also described in
Note 1 to the consolidated financial statements. The 1998 consolidated financial statements and the accompanying schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young LLP


Phoenix, Arizona
January 25, 1999, except as to
basis of presentation in Note 1
to the consolidated financial statements as to which the date is April 2, 1999.

                                   SCHEDULE II

                             ADFLEX SOLUTIONS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 31, 1997 AND 1996
                                 (in thousands)


                                                        Beginning           Charges to                               Ending
                                                         Balance             Costs and          Deductions           Balance
                                                                             Expenses
------------------------------------------------------------------------------------------------------------------------------
 1996
Allowance for Returns and Doubtful Accounts               $  642              $1,292              $1,323              $  611

 1997
Allowance for Returns and Doubtful Accounts                  611               1,817                 678               1,750
Allowance for Obsolescence and Excess Inventory (1)        1,401               1,956                 522               2,835

 1998
Allowance for Returns and Doubtful Accounts                1,750               2,411               3,160               1,001
Allowance for Obsolescence and Excess Inventory (1)        2,835               3,351               3,298               2,888



(1) 1996 Allowance for Obsolescence and Excess Inventory balances are not presented due to immateriality.

                                 EXHIBIT INDEX


              Number       Description

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

              2.2(1) Asset Purchase Agreement between ADFlex Mexico S.A. de C.V. ("ADMex") and Rogers Mexicana, S.A. de C.V. dated June 28, 1993

              2.3(2) Share Sale and Purchase Agreement, dated January 7, 1996, between the Registrant and Havant International Holdings Limited

              2.4(2) Letter, dated January 7, 1996, constituting the Disclosure Letter under the Share Sale and Purchase Agreement included as Exhibit 2.3

              3.1(1)       Restated Certificate of Incorporation

              3.2(1)       Bylaws

              3.3(5)       Amendment to Bylaws Adopted January 31, 1996

              4.1(1)       Specimen Common Stock Certificate

              4.2(6) Rights Agreement, dated as of July 10, 1996, between the Registrant and First National Bank of Boston, NA, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

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

              10.39(2) Deed of Assignment of UK Patent Applications, dated January 8, 1996, between Polene Limited and Havant International Limited

              10.40(2) Deed of Assignment of Non-UK Patent Applications, dated January 8, 198, between Polene Limited and Havant International Limited

              10.41(4) Bilateral Purchase and Sale Agreement, dated August 31, 1995, among Telson, S.A. de C.V., Zenith Electronics Corporation, ADFlex Mexico S.A. de C.V. and the Registrant

              10.50(7) Equity Purchase Agreement dated September 26,1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

              10.51(7) Promissory Note dated September 30, 1997 between the Registrant and Hana Microelectronics Public Co., Ltd.

              10.53 (8)    Collective Bargaining Contract dated December 10,
                           1997 (Translation)

              10.54 (8)    Compensatory Control Agreement dated January 22, 1997
                           between the Registrant and Rolando C. Esteverena.

              10.56 (9)    Third Amendment to Credit Agreement, dated October
                           30, 1998, among the Registrant, BankBoston, N.A. and
                           BankBoston, N.A. as agent for Lenders

              10.57 Fourth Amendment to Credit Agreement, dated January 15, 1999, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

              10.58 Fifth Amendment to Credit Agreement, dated February 19, 1999, among the Registrant, BankBoston, N.A. and BankBoston, N.A. as agent for Lenders

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

(5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Form 8-K dated July 10, 1996.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1997.

(8) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1998.

* Constitutes a management contract or compensatory plan or arrangement.