Form 10-Q
period 1999-03-28
ADFLEX SOLUTIONS INC
filed 1999-05-12
CIK 925743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1999

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

Yes  [X]       No  [ ]

The number of shares outstanding of the issuer's common stock, as of March 31, 1999:

                 COMMON STOCK, $.01 PAR VALUE: 8,983,018 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX

                                                                               Page
                                                                               ----
PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
            March 28, 1999 and December 27, 1998............................    3

         Condensed Consolidated Statements of Operations -
            Three Months Ended March 28, 1999 and March 31, 1998............    4

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 28, 1999 and March 31, 1998............    5

         Notes to Condensed Consolidated Financial Statements...............    6

        Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................    9


PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K...........................    18

SIGNATURES..................................................................    19

EXHIBITS

Exhibit 10.59 Master lease agreement, dated February 11, 1999, between the Registrant and Copelco Capital, Inc.

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                    March 28,          December 27,
                                                      1999                1998
                                                    --------            --------
ASSETS                                            (Unaudited)
Current assets:
   Cash & cash equivalents                          $  3,473            $  5,325
   Accounts receivable, net                           22,607              24,747
   Other receivables                                     818               1,161
   Inventories                                        11,144               9,397
   Deferred tax assets                                    --               2,072
   Other current assets                                1,591               1,952
                                                    --------            --------
Total current assets                                  39,633              44,654
Property, plant & equipment, net                      50,643              55,351
Intangible assets                                      1,804               1,933
Deferred tax assets                                       --               6,326
Other assets                                              47                  40
                                                    ========            ========
                                                    $ 92,127            $108,304
                                                    ========            ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Line of credit                                   $ 16,950            $ 13,000
   Notes payable                                          --                  63
   Accounts payable                                   21,219              15,927
   Accrued liabilities                                 8,634               7,183
   Current portion of long-term debt and              18,337              24,613
          capitalized leases
                                                    --------            --------
Total current liabilities                             65,140              60,786
Long-term debt and capitalized leases                    127                  69
Stockholders' equity                                  26,860              47,449
                                                    ========            ========
                                                    $ 92,127            $108,304
                                                    ========            ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                   March 28,           March 31,
                                                   -----------------------------
                                                     1999                 1998
Net sales                                          $ 28,638             $ 50,023
Cost of sales                                        29,016               39,505
                                                   --------             --------
    Gross profit (loss)                                (378)              10,518
Operating expenses:
    Engineering, research & development               1,364                2,121
    Selling, general & administrative                 2,593                3,898
    Restructuring charges                             6,903                   --
    Amortization of intangible assets                   129                  129
                                                   --------             --------
Total operating expenses                             10,989                6,148
                                                   --------             --------

    Operating income (loss)                         (11,367)               4,370
Interest income                                          36                   55
Interest expense                                       (879)                (586)
Other income (expense), net                             (66)                (186)
                                                   --------             --------
Income (loss) before income taxes                   (12,276)               3,653
Income taxes                                          8,874                1,022
                                                   --------             --------

Net income (loss)                                  $(21,150)            $  2,631
                                                   ========             ========

Net income (loss) per share:
     Basic                                         $  (2.36)            $   0.30
                                                   ========             ========
     Diluted                                       $  (2.36)            $   0.30
                                                   ========             ========
Number of shares used in computing
net income (loss) per share:
     Basic                                            8,966                8,805
                                                   ========             ========
     Diluted                                          8,966                8,923
                                                   ========             ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                        March 28,           March 31,
                                                                       -----------------------------
                                                                         1999                 1998
                                                                       --------             --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                      $(21,150)            $  2,631
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                        2,556                2,025
     Net (gain) loss on sale of fixed assets                                 35                   --
     Restructuring charges                                                6,903                   --
     Deferred taxes                                                       8,399                  235
     Changes in operating assets and liabilities:
        Accounts receivable                                               2,140               (1,980)
        Other receivables                                                   343                  231
        Inventories                                                      (1,747)               1,516
        Other current assets                                                361                 (197)
        Accounts payable and accrued liabilities                          6,743               (3,227)
                                                                       --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,583                1,234

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                                     (4,658)              (8,926)
Increase in other assets                                                     (7)                   1
                                                                       --------             --------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (4,665)              (8,925)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                            3,950               (4,000)
Payments on capitalized lease obligations                                   (36)                 (42)
Payments on note payable                                                    (63)                (687)
Issuance of debt                                                            100                5,000
Payments on long-term debt                                               (6,282)                  --
Issuance of common stock, net of expenses                                   561                  548
                                                                       --------             --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,770)                 819
                                                                       --------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,852)              (6,872)
Cash and cash equivalents at beginning of period                          5,325                9,092
                                                                       ========             ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,473             $  2,220
                                                                       ========             ========


      See accompanying notes to condensed consolidated financial statements

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the three month period ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1998.

      The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has failed to meet certain provisions of its credit agreement during the three months ended March 28, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements for the period ended March 28, 1999 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

(2)   ACCOUNTS RECEIVABLE, NET

      Accounts receivable consists of the following (in thousands):

                                                 March 28,           December 27,
                                                   1999                 1998
                                                 --------             --------
            Accounts receivable trade            $ 23,983             $ 25,748

            Allowance for doubtful
              accounts and returns                 (1,376)              (1,001)
                                                 ========             ========
                                                 $ 22,607             $ 24,747
                                                 ========             ========

(3)   INVENTORIES

      Inventories consist of the following (in thousands):

                                                       March 28,         December 27,
                                                         1999                 1998
                                                      --------             --------
            Raw materials                             $  8,059             $  7,437
            Work-in-process                              4,807                3,743
            Finished goods                               1,134                1,105
            Allowance for obsolescence and
            excess inventory                            (2,856)              (2,888)
                                                      --------             --------
                                                      $ 11,144             $  9,397
                                                      ========             ========

(4)   ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                               March 28,       December 27,
                                                 1999              1998
                                               ------            ------
            Salaries and benefits              $2,126            $1,987
            Accrued interest                      882               769
            Accrued severance costs                --               500
            Accrued income taxes                  542                --
            Accrued commissions                   451               304
            Accrued utilities                     430               223
            Accrued SAP costs                     662               917
            Other                               3,541             2,483
                                               ======            ======
                                               $8,634            $7,183
                                               ======            ======

(5)   LINE OF CREDIT AND LONG-TERM DEBT

      Prior to October 30, 1998, the Company's credit facility consisted of a $35.0 million term loan and a $25.0 million revolving line of credit arranged by BankBoston N.A. and a group of other lenders, secured by the Company's assets and 66-2/3% of the stock of its subsidiaries. On October 30, 1998, the Company and the banks amended the credit facility to reduce the term loan to $30.0 million, change the amortization schedule of the term loan, reduce the revolver to $20.0 million, and change the financial covenants. In addition, a required $5.0 million principal reduction on the term loan was paid from the revolver, as was a required $5.0 million principal payment due January 20, 1999 and a required $0.8 million principal payment due March 31, 1999. Additional principal payments of $0.8 million are due each quarter through September 30, 1999, followed by quarterly principal payments of $1.3 million through maturity at December 31, 2002. Borrowing under the revolver is limited to 80% of the aggregate value of eligible domestic accounts receivable and 70% of the aggregate value of eligible foreign accounts receivable. Outstanding balances on the revolver bear interest at prime plus 0.5% or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. In order to obtain the amendment, the Company granted the lenders a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share. The warrant is now fully vested and expires on December 29, 2002. The lenders have customary demand and piggyback registration rights in connection with the warrant.

      As of March 28, 1999, the Company was in default under certain financial covenants of the credit facility, giving the banks certain remedies, including acceleration of maturity of the entire principal balance of the loans. In accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations that are

Callable by the Creditor, the Company has classified the entire outstanding balance of the facility as a current liability. Further, the audit of the Company's financial statements for the year ended December 27, 1998 included a going-concern qualification from the Company's independent auditors.

      At March 28, 1999, $18.3 million was outstanding under the term loan (less warrant discount of $0.2 million) and the Company had $12.7 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $17.0 million. The Company is in default with its amended credit agreement by failing to comply with its obligation to make a mandatory prepayment of such excess amount of revolver borrowings over the borrowing base amount.

      The banks have not to date exercised their remedies, but have been negotiating with Company management to restructure the facility or otherwise satisfactorily resolve the defaults. While management believes that the best interests of the Company and the banks would be served through a restructured credit facility that allows the Company to work through current negative market dynamics, there can be no assurance that the banks will ultimately agree or that such a restructured facility will ultimately be consummated. In the meantime, the Company has been aggressively seeking other sources of debt and equity financing and exploring various strategic options, and has been taking steps to conserve and manage its cash to allow operations to continue. If the Company cannot address the concerns of the banks, through a restructured facility, new financing, strategic option or otherwise, its ability to continue operations will be jeopardized and it may be forced to seek protection from its creditors under bankruptcy law.

(6)   RESTRUCTURING CHARGES

      During 1998 and through the first quarter of 1999, the Company experienced a substantial decline in sales levels which decreased capacity utilization. In April 1999, the Company's Board approved a reorganization plan which includes closing the Company's U.K. facility, downsizing the Company's Mexico facility and transferring programs from Mexico to the Company's new Thailand facility. Because of this impairment event, the Company evaluated the ongoing value of the plant and equipment associated with its Chandler and Mexico facilities as required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on this evaluation, the Company determined that assets with a carrying amount of $10.9 million were impaired and wrote them down to their fair value, as determined by an appraisal of the plant and equipment completed in March 1999. During the three month period ended March 28, 1999, the Company recorded restructuring charges of $6.9 million related to the write-down of property, plant and equipment as discussed above. The Company anticipates recording an additional charge of $2.6 million during the three month period ending June 27, 1999 for employee termination costs and facility shut-down costs.

      During the year ended December 27, 1998, the Company implemented cost and productivity improvement measures designed to address then prevailing adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the computer, hard disk drive and communications segments. These actions included the consolidation of administrative functions, a 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.6 million: $1.0 million related to the workforce reduction and $0.6 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. To date, the Company paid and charged to the liability $0.7 million related to workforce reduction and $0.6 million related to employee severance and lease termination costs associated with the closing of the two plants in Mexico. In addition, the Company determined that approximately $0.3 million of the workforce reduction costs was not needed as previously anticipated and these costs were reversed during the three month period ended March 28, 1999.


(7)   INCOME TAXES

      During the three month period ended March 28, 1999, the Company revised its projection of future levels of income, and the anticipated jurisdictions in which this income would be earned caused a reevaluation of the criteria of future tax benefits. In the determination of management, it was no longer more likely than not that the deferred tax assets could be fully utilized during the carryforward period. Accordingly, the Company did not record an income tax benefit for the three month period ended March 28, 1999 and the Company established a valuation reserve for all its existing deferred tax assets which totaled $8.9 million. The effective tax rate for the three month period ended March 31, 1998 was 28%.

      The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached an agreement to settle all outstanding issues relating to this audit. The terms of the agreement will require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax provision is adequate to cover this liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      Net Sales

      Net sales for the three month period ended March 28, 1999 decreased to $28.6 million from $50.0 million during the same period in 1998, representing a decrease of $21.4 million or 42.8%. The significant reduction in sales was primarily attributable to soft demand and continued competitive pricing driven by worldwide factory overcapacity in the flex industry. In addition, during the three month period ended March 28, 1999, revenues were negatively impacted due to internal technical difficulties experienced by two OEM customers and an inventory adjustment made by a third customer.

      Gross Profit

      Gross profit as a percentage of net sales (gross margin) for the three months ended March 28, 1999 was negative 1.3% compared to positive 21.0% for the same period in 1998. The Company's gross margin for the three month period ended March 28, 1999 was negatively impacted by underutilization of factories caused by reduced demand and continued aggressive pricing competition.

      Operating Expenses

      Engineering, research & development expenses decreased approximately $0.8 million to $1.4 million for the three month period ended March 28, 1999 compared to $2.1 million for the same period in 1998, representing a decrease of 35.7%. The decrease stems from the reduction in sales activity as well as the implementation of cost-containment efforts and workforce reduction. Selling, general & administrative expenses were $2.6 million and $3.9 million for the three month periods ended March 28, 1999 and March 31, 1998, respectively, representing 9.1% and 7.8% of net sales for those same periods. The reduction in selling, general & administrative expenses was due to a combination of factors including workforce reduction, consolidation of administrative functions, elimination of employee and manager bonuses and general cuts in discretionary spending. In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.1 million, or 0.5% of net sales, for the three month period ended March 28, 1999.

      Interest and Other Income (Expense)

      For the three month period ended March 28, 1999, interest expense was $0.9 million related to borrowings under the line of credit, term loan and capital lease obligations. Interest expense for the same period in 1998 was $0.6 million related to borrowings under the line of credit and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts are also included in other income (expense) for the three month periods ended March 28, 1999 and March 31, 1998.

      Restructuring Charges

      During 1998 and through the first quarter of 1999, the Company experienced a substantial decline in sales levels which decreased capacity utilization. In April 1999, the Company's Board approved a reorganization plan which includes closing the Company's U.K. facility, downsizing the Company's Mexico facility and transferring programs from Mexico to the Company's new Thailand facility. Because of this impairment event, the Company evaluated the ongoing value of the plant and equipment associated with its Chandler and Mexico facilities as required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on this evaluation, the Company determined that assets with a carrying amount of $10.9 million were impaired and wrote them down to their fair value, as determined by an appraisal of the plant and equipment completed in March 1999. During the three month period ended March 28, 1999, the Company recorded restructuring charges of $6.9 million related to the write-down of property, plant and equipment as discussed above. The Company anticipates recording an additional charge of $2.6 million during the three month period ending June 27, 1999 for employee termination costs and facility shut-down costs.

      During the year ended December 27, 1998, the Company implemented cost and productivity improvement measures designed to address then prevailing adverse industry trends such as intense price competition from Asian suppliers and decreased demand by certain customers supplying the computer, hard disk drive and communications segments. These actions included the consolidation of administrative functions, a 27% reduction in staffing, the closing of two manufacturing plants in Mexico and the transfer of selected manufacturing programs from Mexico to Thailand. As a result, the Company incurred a special charge of approximately $1.6 million: $1.0 million related to the workforce reduction and $0.6 million related to employee severance and termination costs associated with the closing of the two plants in Mexico. To date, the Company paid and charged to the liability $0.7 million related to workforce reduction and $0.6 million related to employee severance and lease termination costs associated with the closing of the two plants in Mexico. In addition, the Company determined that approximately $0.3 million of the workforce reduction costs was not needed as previously anticipated and these costs were reversed during the three month period ended March 28, 1999.

      Fluctuations in Operating Results

      The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as the receipt and shipment of large orders, or conversely the cancellation or delay of orders, plant utilization, product mix, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material availability, product and price competition, the length of sales cycles and economic conditions in the electronics industry. Variations in orders and in the mix of products sold by the Company, together with increased price competition, overall reduced demand and resulting factory overcapacity have significantly negatively impacted net sales and gross profit. No assurances can be given that the reorganization plan recently adopted by the Company will allow the Company to return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures, expansion of ATL and funding operating losses. At March 28, 1999, cash and cash equivalents totaled $3.5 million, compared with $5.3 million as of March 31, 1998.

      Prior to October 30, 1998, the Company's credit facility consisted of a $35.0 million term loan and a $25.0 million revolving line of credit arranged by BankBoston N.A. and a group of other lenders, secured by the

Company's assets and 66-2/3% of the stock of its subsidiaries. On October 30, 1998, the Company and the banks amended the credit facility to reduce the term loan to $30.0 million, change the amortization schedule of the term loan, reduce the revolver to $20.0 million, and change the financial covenants. In addition, a required $5.0 million principal reduction on the term loan was paid from the revolver, as was a required $5.0 million principal payment due January 20, 1999 and a required $0.8 million principal payment due March 31, 1999. Additional principal payments of $0.8 million are due each quarter through September 30, 1999, followed by quarterly principal payments of $1.3 million through maturity at December 31, 2002. Borrowing under the revolver is limited to 80% of the aggregate value of eligible domestic accounts receivable and 70% of the aggregate value of eligible foreign accounts receivable. Outstanding balances on the revolver bear interest at prime plus 0.5% or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. In order to obtain the amendment, the Company granted the lenders a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share. The warrant is now fully vested and expires on December 29, 2002. The lenders have customary demand and piggyback registration rights in connection with the warrant.

      As of March 28, 1999, the Company was in default under certain financial covenants of the credit facility, giving the banks certain remedies, including acceleration of maturity of the entire principal balance of the loans. In accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations that are Callable by the Creditor, the Company has classified the entire outstanding balance of the facility as a current liability. Further, the audit of the Company's financial statements for the year ended December 27, 1998 included a going-concern qualification from the Company's independent auditors.

      At March 28, 1999, $18.3 million was outstanding under the term loan (less warrant discount of $0.2 million) and the Company had $12.7 million available for borrowing based on collateral requirements under the revolving line of credit with an outstanding balance of $17.0 million. The Company is in default with its amended credit agreement by failing to comply with its obligation to make a mandatory prepayment of such excess amount of revolver borrowings over the borrowing base amount.

      The banks have not to date exercised their remedies, but have been negotiating with Company management to restructure the facility or otherwise satisfactorily resolve the defaults. While management believes that the best interests of the Company and the banks would be served through a restructured credit facility that allows the Company to work through current negative market dynamics, there can be no assurance that the banks will ultimately agree or that such a restructured facility will ultimately be consummated. In the meantime, the Company has been aggressively seeking other sources of debt and equity financing and exploring various strategic options, and has been taking steps to conserve and manage its cash to allow operations to continue. If the Company cannot address the concerns of the banks, through a restructured facility, new financing, strategic option or otherwise, its ability to continue operations will be jeopardized and it may be forced to seek protection from its creditors under bankruptcy law.

      Net cash provided by operating activities for the three month period ended March 28, 1999 was $4.6 million compared with $1.2 million for the same period in 1998. During these same periods net income (loss) was ($21.2) million and $2.6 million, respectively. Decreased sales levels for the three month period ended March 28, 1999 resulted in the Company maintaining a low level of working capital, primarily a decreased level of accounts receivable which was offset by an increase in current liabilities.

      Net cash used in investing activities was $4.7 million for the three months ended March 28, 1999 compared with $8.9 million for the same period in 1998, which primarily stemmed from capital expenditures. During the three month period ended March 28, 1999, the Company invested a total of $4.0 million to complete construction of the new Thailand facility. To date, capital expenditures total $7.0 million and the total estimated cost of the Thailand facility is approximately $9.5 million. In addition, capital expenditures during the three month period ended March 28, 1999 included $0.7 million related to machinery and equipment additions. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company currently expects to record an additional $5.3 million in capital expenditures in 1999 to support worldwide manufacturing operations, primarily for machinery and equipment systems in North America and Thailand.

      Net cash used in financing activities for the three months ended March 28, 1999 was $1.8 million compared with cash provided by financing operations of $0.8 million for the same period in 1998. The Company remitted $5.8 million of principal payments on its term loan during the three month period ended March 28, 1999. Net borrowings on the Company's bank line of credit totaled $4.0 million during the three months ended March 28, 1999 compared to net repayments of $4.0 million for the same period in 1998. The Company borrowed an additional $5.0 million on its term loan during the three months ended March 31, 1998 of which $4.0 million was used to pay down the Company's bank line of credit. The Company generated $0.6 million and $0.5 million in the three months ended March 28, 1999 and March 31, 1998, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $1.0 million and agreed to pay $1.3 million at various dates through December 31, 1998 in connection with the acquisition of Hana's 20% interest in ATL. The Company remitted the last principal payment of the agreement of $0.1 million during the three month period ended March 28, 1999. As required by the terms of the note, the Company remitted $0.7 million during the three months ended March 31, 1998. Funding for these payments came from the Company's line of credit. For the three months ended March 28, 1999, non-cash financing activities included the following: $0.1 million of equipment acquired under capital lease obligations, $0.3 million reversal of debt issuance costs and warrants vested March 14, 1999 in connection with the third amendment to the credit agreement.

      Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. As discussed above, the Company is aggressively seeking to restructure its existing credit facility while at the same time pursuing alternate sources of debt, equity capital and other strategic options. No assurances can be given that such financing or capital will be available on terms acceptable to the Company. The current stock price is adversely affecting the Company's ability to obtain equity financing. If the Company is unable to restructure its existing debt or obtain new financing, its ability to continue operations will be jeopardized and the Company may be forced to seek protection from its creditors under bankruptcy law.

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

      Expansion of Thailand Operations

      In February 1999, the qualification process was completed and production began at the new Thailand facility. The facility provides 100,000 square feet of manufacturing space - 65,000 feet for flex finishing and 35,000 feet for assembly. The facility, which increased the total assembly area by nearly 50%, includes state-of-the-art clean rooms and the production capability to process up to 750,000 circuit assemblies per week. The new flex finishing area features advanced surface finishing, laser processing and automated optical profiling technologies.

The total estimated cost of the facility is approximately $9.5 million. The Company anticipates that the new Thailand facility will enable it to attain increased efficiencies, improved margins and significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing. No assurance can be given that the Company's expansion strategies will result in the improvements and cost reductions as anticipated.

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

      Dependence on Electronics Industry

      The Company's principal customers are electronics original equipment manufacturers and contract manufacturers. The electronics industry as a whole is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance of products or modifications developed in connection with next generation products containing flexible circuit interconnects manufactured by the Company has had and could continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Further, various sectors of the electronics industry are subject to economic cycles and have in the past experienced, and are likely in the future to experience, periods of slowdown. A slowdown or any other event leading to excess capacity or a downturn in the electronics industry has resulted and may continue to result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which have had and would continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      Concentration Risk

      The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the hard disk drive (HDD) market. Sales to the HDD market accounted for 28% of net sales compared to 34% of net sales for the three month periods ended March 28, 1999 and March 31, 1998, respectively. This decrease was due, in part, to internal technical problems experienced by two HDD customers as well as continued diversification efforts. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including reductions due to market, competitive or economic conditions, have had and would continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      Competition

      The flexible circuit interconnect market is differentiated by customers, applications and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the basis of design capability, price, quality and response time to design changes and technological advancements in underlying applications and the ability to offer a total flexible circuit interconnect solution. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. During the year ended December 27, 1998 and the three month period ended March 28, 1999, there was a worldwide slowdown in the electronics industry and to maintain market share, many of the Company's primary foreign competitors with lower cost structures decreased their prices to unprecedented levels. This had a material adverse effect on the Company's pricing during those periods. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

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

      The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. and Solectron. The Company believes that competition in assembly matters is primarily driven by availability of assembly technology, price and cycle time. The Company believes that it will compete favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing (referred to as the one-stop shop strategy).

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

      Income Taxes

      During the three month period ended March 28, 1999, the Company revised its projection of future levels of income, and the anticipated jurisdictions in which this income would be earned caused a reevaluation of the criteria of future tax benefits. In the determination of management, it was no longer more likely than not that the deferred tax assets could be fully utilized during the carryforward period. Accordingly, the Company did not record an income tax benefit for the three month period ended March 28, 1999 and the Company established a valuation reserve for all its existing deferred tax assets which totaled $8.9 million. The effective tax rate for the three month period ended March 31, 1998 was 28%.

      The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached an agreement to settle all outstanding issues relating to this audit. The terms of the agreement will require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax provision is adequate to cover this liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

      Assessment and Renovation. The Company has completed a detailed inventory of processes, applications, hardware, operating systems and databases where Year 2000 issues may exist. To date, an assessment of all information technology
(IT)-related systems (e.g. hardware and software systems) has been fully carried out. With the complete implementation of SAP finalized in October 1998, all worldwide application-driven processes for the Company are Year 2000 compliant. For example, processes required to support production and fulfillment of customer orders (order entry, receiving/warehousing, procurement/materials, manufacturing, product test, distribution/shipping and invoicing) are in compliance with the Year 2000 issue after complete implementation of SAP in October 1998. In addition, 97% of internal network hardware and software systems are Year 2000 compliant to date. The scope of the Company's full assessment also includes non-IT areas such as all facilities/plant equipment, manufacturing process and testing equipment, lab equipment and telephone communications systems which all have been assessed. The majority of the non-IT areas were in compliance with the Year 2000 issue and items that were not in compliance required only minor modifications with insignificant costs incurred. In addition, the Company has implemented programs with outside suppliers to ensure their readiness with respect to Year 2000 issues. The Company is currently tracking and managing this through periodic questionnaires to suppliers. To date, the Company has received and analyzed questionnaires related to 100% of the critical suppliers of the Company and 85% of non-critical suppliers. Based on the information provided, all critical suppliers are in compliance with the Year 2000 issue.

      Validation. Upon completion of the SAP software implementation, the Company began its validation phase by testing, verifying and validating the performance, functionality, and integration of the SAP manufacturing and cost control software system in an operational environment. The Company anticipates this phase of IT-related systems to continue throughout 1999. During the three month period ended March 28, 1999, the Company also began its validation phase of all non-IT areas that will continue throughout 1999.

      Implementation. Upon completion of the validation phase of all IT as well as non-IT areas for Year 2000 compliance, the Company plans to identify and implement any necessary contingency plans and modify existing disaster recovery plans throughout 1999.

      In addition, the Company has evaluated software and hardware systems associated with IT areas as well as all equipment related to non-IT areas and concluded that there are no identified risks that would have a material exposure to contingencies related to the Year 2000 issue. There can be no assurances that the systems of customer, suppliers and other companies on which the Company relies will be timely converted and will not have an adverse effect on the Company' systems or operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which have and could materially adversely affect operating results; the risk of loss of market share through competition and pricing pressures from competitors and/or customers; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop shop strategy will not continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; the risk that the outcome of the Company's negotiating efforts with the lenders and other sources of debt and equity capital will not adversely affect the Company's business, financial condition, results of operations and cash flows; the risk that the Company's expansion of manufacturing facilities in Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; the risk that other computer systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 27, 1998 and other Securities and Exchange Commission filings. Actual results in the future could differ materially from those described in forward-looking statements as a result of such risks and uncertainties. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.


      (10.59) Master lease agreement, dated February 11, 1999, between the Registrant and Copelco Capital, Inc.


      (b)   Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended March 28, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADFlex Solutions, Inc.


Date:  May 12, 1999            By   /s/ Donald E. Frederick
                                    --------------------------------------
                                    Donald E. Frederick
                                    Vice President Finance, Secretary and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit
  No.           Description
-------         -----------
 10.59          Master lease agreement, dated February 11, 1999, between the
                Registrant and Copelco Capital, Inc.

 27             Financial Data Schedule