Form 10-Q
period 1999-06-27
ADFLEX SOLUTIONS INC
filed 1999-08-11
CIK 925743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

(  X  )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1999

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

Yes                 No      X
    ----------         ----------

The number of shares outstanding of the issuer's common stock, as of June 30, 1999:

               COMMON STOCK, $.01 PAR VALUE:     8,984,518 SHARES

                             ADFLEX SOLUTIONS, INC.
                                      INDEX


                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
             June 27, 1999 and December 27, 1998...............................3

          Condensed Consolidated Statements of Operations -
             Three and Six Months Ended June 27, 1999 and June 30, 1998........4

          Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 27, 1999 and June 30, 1998..................5

          Notes to Condensed Consolidated Financial Statements.................6

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............9


PART II  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders..........17

        Item 6.  Exhibits and Reports on Form 8-K.............................17


SIGNATURES....................................................................18


EXHIBITS



        (27.1)  Financial Data Schedule (filed only electronically with the SEC)

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             ADFlex Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  June 27,          December 27,
                                                    1999               1998
                                                 ----------         ------------
ASSETS                                           (Unaudited)
Current assets:
     Cash & cash equivalents                       $  2,641         $  5,325
     Accounts receivable, net                        22,704           24,747
     Other receivables                                  795            1,161
     Inventories                                      9,021            9,397
     Deferred tax assets                                 --            2,072
     Other current assets                               675            1,952
                                                   --------         --------
Total current assets                                 35,836           44,654
Property, plant & equipment, net                     47,736           55,351
Intangible Assets                                     1,710            1,933
Deferred tax assets                                      --            6,326
Other assets                                             46               40
                                                   --------         --------
                                                   $ 85,328         $108,304
                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                $ 16,400         $ 13,000
     Notes payable                                       --               63
     Accounts payable                                16,422           15,927
     Accrued liabilities                              9,872            7,183
     Current portion of long-term debt and
          capitalized leases                         16,865           24,613
                                                   --------         --------
Total current liabilities                            59,559           60,786
Long-term debt and capitalized leases                 1,311               69
Stockholders' equity                                 24,458           47,449
                                                   --------         --------
                                                   $ 85,328         $108,304
                                                   ========         ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                             June 27,      June 30,      June 27,      June 30,
                                            -----------------------     -----------------------

                                              1999          1998          1999          1998
                                            ----------    ---------     ---------     ---------
Net sales                                   $ 34,187      $ 44,304      $ 62,825      $ 94,327

Cost of sales                                 29,560        43,151        58,576        82,656
                                            --------      --------      --------      --------
    Gross profit                               4,627         1,153         4,249        11,671

Operating expenses:
    Engineering, research & development        1,079         1,979         2,443         4,100
    Selling, general & administrative          3,401         3,139         5,994         7,037
    Restructuring charges                        903            --         7,806            --
    Amortization of intangible assets            129           129           258           258
                                            --------      --------      --------      --------
Total operating expenses                       5,512         5,247        16,501        11,395

    Operating income (loss)                     (885)       (4,094)      (12,252)          276

Interest income                                   22           142            58           197
Interest expense                                (947)         (838)       (1,826)       (1,424)
Other income (expense), net                     (592)         (174)         (658)         (360)
                                            --------      --------      --------      --------

Income (loss) before income taxes             (2,402)       (4,964)      (14,678)       (1,311)
Income taxes                                      --        (1,390)        8,874          (368)
                                            --------      --------      --------      --------

Net income (loss)                           $ (2,402)     $ (3,574)     $(23,552)     $   (943)
                                            ========      ========      ========      ========

Net income (loss) per share:

     Basic
                                            $  (0.27)     $  (0.40)     $  (2.62)     $  (0.11)
                                            ========      ========      ========      ========
     Diluted
                                            $  (0.27)     $  (0.40)     $  (2.62)     $  (0.11)
                                            ========      ========      ========      ========
Number of shares used in computing
net income (loss) per share:

      Basic
                                               8,983         8,835         8,975         8,820
                                            ========      ========      ========      ========
      Diluted
                                               8,983         8,835         8,975         8,820
                                            ========      ========      ========      ========


      See accompanying notes to condensed consolidated financial statements

                             ADFlex Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                  June 27, June 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                             $(23,552)     $   (943)
Adjustments to reconcile net income (loss) to net cash
  provided  by operating activities:
     Depreciation and amortization                               5,412         4,339
     Deferred taxes                                              8,398           391
     Restructuring charges                                       7,806            --
     Net gain/loss on disposal of assets                            35          (103)
     Changes in operating assets and liabilities:
        Accounts receivable                                      2,043         7,691
        Other receivables                                          366           219
        Inventories                                                376         2,931
        Other current assets                                     1,277          (236)
        Accounts payable and accrued liabilities                 3,184        (6,366)
                                                               -------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              5,345         7,923

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures                                            (5,415)      (13,733)
(Increase)/decrease in other assets                                 (6)            2
                                                              --------      --------
NET CASH (USED IN) INVESTING ACTIVITIES                         (5,421)      (13,731)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net activity on line of credit                                   3,400        (3,500)
Proceeds from issuance of long-term debt                         1,600         5,000
Payments on long-term debt                                      (7,985)           --
Payments on note payable                                           (63)         (875)
Payments on capitalized lease obligations                         (121)          (85)
Issuance of common stock, net of expenses                          561           703
                                                              --------      --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,608)        1,243
                                                              --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (2,684)       (4,565)
Cash and cash equivalents at beginning of period                 5,325         9,092
                                                              --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,641      $  4,527
                                                              ========      ========

                             ADFLEX SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Preparing financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Operating results for the six month period ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1998.

         The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has failed to meet certain provisions of its credit agreement during the six months ended June 27, 1999 and in June 1999, the lenders notified the Company that the financing commitments under the existing credit facility had been terminated and the lenders were no longer obligated to loan funds to the Company pursuant to the credit agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements for the period ended June 27, 1999 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         On July 1, 1999, the Company announced that it had entered into a definitive merger agreement with Innovex, Inc. whereby Innovex's acquisition subsidiary would commence a cash tender offer to purchase outstanding shares of Company common stock for $3.80 per share. As of August 3, 1999, the tender offer was successfully completed. Following the expiration of the tender offer, Innovex's acquisition subsidiary purchased 6,804,284 shares of the Company's issued and outstanding common stock, representing approximately 75.5% of such shares. One member of the four members of the Company's Board of Directors, under the provisions of the merger agreement, resigned and four persons designated by such Innovex subsidiary were appointed as members of the Company's Board of Directors. As a result, Innovex has voting control of the Company. At the effective time of the merger that is subject to shareholder approval, the Company will become a wholly-owned subsidiary of Innovex.

         The tender offer and the merger are described in detail in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated July 7, 1999 and filed with the Securities and Exchange Commission ("SEC") July 8, 1999, as amended by the Company's First Amended and Restated Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 27, 1999 and as further amended by the Company's Amendment No. 2 to its Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on August 9, 1999.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 (2)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consists of the following (in thousands):

                                                                    June 27,       December 27,
                                                                     1999              1998
                                                                   ---------       ------------
               Accounts receivable trade                           $ 23,944          $ 25,748
               Allowance for doubtful accounts and returns           (1,240)           (1,001)
                                                                   --------          --------
                                                                   $ 22,704          $ 24,747
                                                                   ========          ========

(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                  June 27,        December 27,
                                                   1999              1998
                                                  --------        ------------
               Raw materials                      $ 6,416          $ 7,437
               Work-in-process                      4,934            3,743
               Finished goods                       1,147            1,105
               Allowance for obsolescence          (3,476)          (2,888)
                                                  -------          -------
                                                  $ 9,021          $ 9,397
                                                  =======          =======

(4)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                June 27,     December 27,
                                                                 1999           1998
                                                                --------     ------------
                              Salaries and benefits             $2,187         $1,987
                              Accrued interest                   1,003            769
                              Accrued severance costs              383            500
                              Accrued professional fees            800             --
                              Accrued SAP costs                    408            917
                              Other                              5,091          3,010
                                                                ------         ------
                                                                $9,872         $7,183
                                                                ======         ======


(5)      LINE OF CREDIT AND LONG-TERM DEBT

         Prior to October 30, 1998, the Company's credit facility consisted of a $35.0 million term loan and a $25.0 million revolving line of credit arranged by BankBoston N.A. and a group of other lenders, secured by the Company's assets and 66-2/3% of the stock of its subsidiaries. On October 30, 1998, the Company and the banks amended the credit facility to reduce the term loan to $30.0 million, change the amortization schedule of the term loan, reduce the revolver to $20.0 million, and change the financial covenants. In addition, a required $5.0 million principal reduction on the term loan was paid from the revolver, as was a required $5.0 million principal payment due January 20, 1999 and a required $0.8 million principal payment due March 31, 1999. An additional principal payment of $0.8 million was paid during the three month period ended June 27, 1999 and an additional payment of $0.8 million is due next quarter ending September 30, 1999, followed by quarterly principal payments of 1.3 million through maturity at December 31, 2002. Borrowing under the revolver is limited to 80% of the aggregate value of eligible domestic accounts receivable and 70% of the aggregate value of eligible foreign accounts receivable. Outstanding balances bear interest at prime plus 0.5% or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. In order to obtain the amendment, the Company granted the lenders a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share. The warrant is now fully vested and expires on December 29, 2002. The lenders have customary demand and piggyback registration rights in connection with the warrant. At June 27, 1999, $16.6 million was outstanding under the term loan (less warrant discount of $0.2 million) and the Company had $12.9 million available for borrowing based on collateral requirements under the revolving line of credit, subject to the discussion in the next paragraph regarding the lenders notification that the financing commitments under the existing credit facility had been terminated, with an outstanding balance of $16.4 million. In addition, the Company is in default under its amended credit agreement by failing to comply with its obligation to make a mandatory prepayment of such excess amount of revolver borrowings over the borrowing base amount.

         As of June 27, 1999, the Company was in default under certain financial covenants of the credit facility and in June 1999, the lenders notified the Company that the financing commitments under the existing credit facility had been terminated and the lenders were no longer obligated to loan funds to the Company pursuant to the credit agreement. Therefore, the Company has classified the entire outstanding balance of the facility as a current liability. Further, the audit of the Company's consolidated financial statements for the year ended December 27, 1998 included a going-concern qualification from the Company's independent auditors.

         On July 1, 1999, the Company announced that it had entered into a definitive merger agreement with Innovex, Inc. whereby Innovex's acquisition subsidiary would commence a cash tender offer to purchase outstanding shares of Company common stock for $3.80 per share. As of August 3, 1999, the tender offer was successfully completed. Following the expiration of the tender offer, Innovex's acquisition subsidiary purchased 6,804,284 shares of the Company's issued and outstanding common stock, representing approximately 75.5% of such shares. One member of the four members of the Company's Board of Directors, under the provisions of the merger agreement, resigned and four persons designated by such Innovex subsidiary were appointed as members of the Company's Board of Directors. As a result, Innovex has voting control of the Company. At the effective time of the merger that is subject to shareholder approval, the Company will become a wholly-owned subsidiary of Innovex. As outlined in the definitive merger agreement, Innovex has agreed to pay in full the Company's indebtedness to its lenders at the effective time of the merger.

         The tender offer and the merger are described in detail in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated July 7, 1999 and filed with the Securities and Exchange Commission ("SEC") July 8, 1999, as amended by the Company's First Amended and Restated Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 27, 1999 and as further amended by the Company's Amendment No. 2 to its Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on August 9, 1999.

(6)      RESTRUCTURING AND SPECIAL CHARGES

         During 1998 and through the second quarter of 1999, the Company experienced a substantial decline in sales levels which decreased capacity utilization. In April 1999, the Company's Board approved a reorganization plan which includes closing the Company's U.K. facility, downsizing the Company's Mexico facility and transferring programs from Mexico to the Company's new Thailand facility. Because of this impairment event, the Company evaluated the ongoing value of the plant and equipment associated with its Chandler and Mexico facilities as required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on this evaluation, the Company determined that assets with a carrying amount of $10.9 million were impaired and wrote them down to their fair value, as determined by an appraisal of the plant and equipment completed in March 1999. During the three month period ended March 28, 1999, the Company recorded restructuring charges of $6.9 million related to the write-down of property, plant and equipment as discussed above. In addition, the Company recorded restructuring charges of $0.9 million and special charges totaling $1.7 million during the three month period ending June 27, 1999 in connection with the reorganization plan and certain merger-related expenses:, $0.2 million for the U.K. facility shut down costs, $0.7 million related to the write-off of certain obsolete property, plant and equipment, $0.5 million related to employee termination costs, $0.4 million related to write-off of unamortized bank fees and $0.8 million related to professional fees. As of June 27, 1999, the Company paid and charged $0.2 million to the employee termination liability. The remaining accrual for employee termination costs is approximately $0.3 million, which the Company believes is adequate to cover the remaining liabilities.

(7)      INCOME TAXES

         During the six month period ended June 27, 1999, the Company revised its projection of future levels of income, and the anticipated jurisdictions in which this income would be earned caused a reevaluation of the criteria of future tax benefits. In the determination of management, it was no longer more likely than not that the deferred tax assets could be fully utilized during the carryforward period. Accordingly, the Company established a valuation reserve for all its existing deferred tax assets which totaled $8.9 million and the Company did not record an income tax benefit for the three and six month period ended June 27, 1999. The effective tax rate for the three and six month period ended June 27, 1998 was 28%.

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached an agreement to settle all outstanding issues relating to this audit. The terms of the agreement will require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax accrual is adequate to cover this liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales

         Net sales for the three and six month periods ended June 27, 1999 decreased $10.1 million or 22.8% and $31.5 million or 33.4%, respectively, over the same periods in 1998. The significant reduction in sales was primarily attributable to soft demand and continued competitive pricing driven by worldwide factory overcapacity in the flex industry. In addition, revenues were negatively impacted due to internal technical difficulties experienced by two customers and an inventory adjustment by a third customer during the first three months of the six month period ended June 27, 1999.

         Gross Profit

         Gross profit as a percentage of net sales (gross margin) for the three and six months ended June 27, 1999 was 13.5% and 6.8% as compared to 2.6% and 12.4%, respectively, for the same periods in 1998. The Company's increase in gross margin during the three month period ended June 27, 1999 was primarily attributable to cost reductions, productivity improvements and other benefits associated with the reorganization plan. In addition, special charges of $0.5 million related to employee termination costs were incurred during the three month period ended June 27, 1999 as compared to $1.4 million during the same period in 1998, which related to workforce reductions and employee termination costs associated with the closing of the two plants in Mexico. The decrease in gross margin during the six month period ended June 27, 1999 when compared to the same period in 1998 primarily represents the Company's ability to attain significant leverage in periods of higher sales volume.

         Operating Expenses

         Engineering, research & development expenses were $1.1 million and $2.4 million for the three and six month period ended June 27, 1999, respectively, compared with $2.0 million and $4.1 million for the same periods in 1998, respectively. The decrease in engineering, research & development expenses primarily stem from the decrease in sales volume for those same periods as well as cost-containment efforts and work force reduction. Sales, general & administrative expenses were $3.4 million and $6.0 million for the three and six month period ended June 27, 1999, respectively, compared with $3.1 million and $7.0 million for the same periods in 1998, respectively. The Company's benefits from workforce reductions, cost-containment efforts and general reductions in discretionary spending during the three and six month period ending June 27, 1999 were primarily offset by charges of $0.8 million for professional fees incurred which relate to the definitive merger agreement with Innovex, Inc.

         In connection with the acquisition of Hana's 20% interest in ADFlex Thailand Limited (ATL) in September 1997, the Company recorded goodwill which is being amortized over its estimated useful life of five years. Amortization of intangible assets was $0.1 million, or 0.4% of net sales, for the three month period ended June 27, 1999.

         Interest and Other Income (Expense)

         For the three month periods ended June 27, 1999 and June 30, 1998, interest expense includes $0.9 million and $0.8 million of interest expense, respectively, related to borrowings under the line of credit, the term loan and capital lease obligations. Outstanding balances on the line of credit and term loan bear interest at prime plus 0.5% or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. During the six month period ended June 27, 1999, the weighted average interest rate increased from 8.25% to 10.25% reflecting a higher rate incurred due to the Company's default status. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts are also included in other income (expense) for the three month period ended June 27, 1999. No foreign currency exchange contracts were entered into during the three month period ended June 30, 1998.

         For the six month periods ended June 27, 1999 and June 30, 1998, interest expense includes $1.8 million and $1.4 million, respectively, related to borrowings under the line of credit, term loan and capital lease obligations. Other income (expense) for both periods represents the net impact of bank fees and exchange gains and losses realized on the settlement of transactions associated with the Company's foreign subsidiaries. Exchange gains and losses associated with short-term forward foreign currency exchange contracts are also included in other income (expense) for the six month periods ended June 27, 1999 and June 30, 1998.

         Restructuring and Special Charges

         During 1998 and through the second quarter of 1999, the Company experienced a substantial decline in sales levels which decreased capacity utilization. In April 1999, the Company's Board approved a reorganization plan which includes closing the Company's U.K. facility, downsizing the Company's Mexico facility and transferring programs from Mexico to the Company's new Thailand facility. Because of this impairment event, the Company evaluated the ongoing value of the plant and equipment associated with its Chandler and Mexico facilities as required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on this evaluation, the Company determined that assets with a carrying amount of $10.9 million were impaired and wrote them down to their fair value, as determined by an appraisal of the plant and equipment completed in March 1999. During the three month period ended March 28, 1999, the Company recorded restructuring charges of $6.9 million related to the write-down of property, plant and equipment as discussed above. In addition, the Company recorded restructuring charges of $0.9 million and special charges totaling $1.7 million during the three month period ending June 27, 1999 in connection with the reorganization plan and certain merger-related expenses:, $0.2 million for the U.K. facility shut down costs, $0.7 million related to the write-off of certain obsolete property, plant and equipment, $0.5 million related to employee termination costs, $0.4 million related to write-off of unamortized bank fees and $0.8 million related to professional fees. As of June 27, 1999, the Company paid and charged $0.2 million to the employee termination liability. The remaining accrual for employee termination costs is approximately $0.3 million, which the Company believes is adequate to cover the remaining liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its liquidity needs to date primarily through cash generated from operations, the use of bank credit lines and through proceeds from the sale of its Common Stock. The primary uses of cash have been for increased working capital, funding of capital expenditures, expansion of ATL and funding operating losses. At June 27, 1999, cash and cash equivalents totaled $2.6 million, compared with $4.5 million as of June 30, 1998.

         Prior to October 30, 1998, the Company's credit facility consisted of a $35.0 million term loan and a $25.0 million revolving line of credit arranged by BankBoston N.A. and a group of other lenders, secured by the Company's assets and 66-2/3% of the stock of its subsidiaries. On October 30, 1998, the Company and the banks amended the credit facility to reduce the term loan to $30.0 million, change the amortization schedule of the term loan, reduce the revolver to $20.0 million, and change the financial covenants. In addition, a required $5.0 million principal reduction on the term loan was paid from the revolver, as was a required $5.0 million principal payment due January 20, 1999 and a required $0.8 million principal payment due March 31, 1999. An additional principal payment of $0.8 million was paid during the three month period ended June 27, 1999 and an additional payment of $0.8 million is due next quarter ending September 30, 1999 followed by quarterly principal payments of $1.3 million through maturity at December 31, 2002. Borrowing under the revolver is limited to 80% of the aggregate value of eligible domestic accounts receivable and 70% of the aggregate value of eligible foreign accounts receivable. Outstanding balances bear interest at prime plus 0.5% or LIBOR plus an applicable margin ranging from 1.5% to 2.25% based on the Company achieving certain financial objectives at the end of each quarter. In order to obtain the amendment, the Company granted the lenders a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share. The warrant is now fully vested and expires on December 29, 2002. The lenders have customary demand and piggyback registration rights in connection with the warrant. At June 27, 1999, $16.6 million was outstanding under the term loan (less warrant discount of $0.2 million) and the Company had $12.9 million available for borrowing based on collateral requirements under the revolving line of credit, subject to the discussion in the next paragraph regarding the lenders notification that the financing commitments under the existing credit facility had been terminated, with an outstanding balance of $16.4 million. In addition, the Company is in default under its amended credit agreement by failing to comply with its obligation to make a mandatory prepayment of such excess amount of revolver borrowings over the borrowing base amount.

         As of June 27, 1999, the Company was in default under certain financial covenants of the credit facility and in June 1999, the lenders notified the Company that the financing commitments under the existing credit facility had been terminated and the lenders were no longer obligated to loan funds to the Company pursuant to the credit agreement. Therefore, the Company has classified the entire outstanding balance of the facility as a current liability. Further, the audit of the Company's financial statements for the year ended December 27, 1998 included a going-concern qualification from the Company's independent auditors.

         On July 1, 1999, the Company announced that it had entered into a definitive merger agreement with Innovex, Inc. whereby Innovex's acquisition subsidiary would commence a cash tender offer to purchase outstanding shares of Company common stock for $3.80 per share. As of August 3, 1999, the tender offer was successfully completed. Following the expiration of the tender offer, Innovex's acquisition subsidiary purchased 6,804,284 shares of the Company's issued and outstanding common stock, representing approximately 75.5% of such shares. One member of the four members of the Company's Board of Directors, under the provisions of the merger agreement, resigned and four persons designated by such Innovex subsidiary were appointed as members of the Company's Board of Directors. As a result, Innovex has voting control of the Company. At the effective time of the merger that is subject to shareholder approval, the Company will become a wholly-owned subsidiary of Innovex. As outlined in the definitive merger agreement, Innovex has agreed to pay in full the Company's indebtedness to its lenders at the effective time of the merger.

         The tender offer and the merger are described in detail in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated July 7, 1999 and filed with the Securities and Exchange Commission ("SEC") July 8, 1999, as amended by the Company's First Amended and Restated Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 27, 1999 and as further amended by the Company's Amendment No. 2 to its Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on August 9, 1999.

         Net cash provided by operating activities for the six month period ended June 27, 1999 was $5.3 million compared with $7.9 million for the same period in 1998. During these same periods net loss was $23.6 million and

$0.9 million, respectively. Decreased sales levels for the six month period ended June 27, 1999 resulted in the Company incurring a negative working capital, primarily attributable to a decreased level of accounts receivable and inventory coupled with an increase in accounts payable, accrued liabilities and current portion of long-term debt.

         Net cash used in investing activities was $5.4 million for the six month period ended June 27, 1999 compared with $13.7 million for the same period in 1998. During the six month period ended June 27, 1999, the Company invested a total of $4.0 million to complete construction of the new Thailand facility. As of June 27, 1999, related capital expenditures total $7.0 million and the total estimated cost of the Thailand facility is approximately $9.5 million. In addition, capital expenditures during the six month period ended June 27, 1999 included $1.4 million related to machinery and equipment additions. Capital expenditures during the periods were financed from existing cash balances and from borrowings under the Company's bank line of credit. The Company currently expects to spend an additional $4.6 million on capital expenditures in 1999 to support expansion of worldwide manufacturing operations, primarily for machinery, systems and equipment, and expansion of operations in Thailand.

         Net cash used in financing activities for the six month period ended June 27, 1999 was $2.6 million compared with net cash provided by financing activities of $1.2 million during the same period in 1998. The Company remitted $7.5 million of principal payments on its term loan during the six month period ended June 27, 1999. During the same period in 1999, the Company entered into a sale-leaseback agreement with Copelco Capital, Inc. which generated $1.5 million in proceeds and was used to paydown the Company's term loan and bank line of credit. The Company borrowed an additional $5.0 million on its term loan during the six months ended June 30, 1998, which was used to pay down the Company's bank line of credit. Net borrowings on the Company's bank line of credit totaled $3.4 million during the six months ended June 27, 1999 compared to net repayments of $3.5 million for the same period in 1998. The Company generated $0.6 million and $0.7 million in the six months ended June 27, 1999 and June 30, 1998, respectively, through sales of its Common Stock. During the year ended December 31, 1997, the Company paid $0.5 million at closing and issued a note in the principal amount of $2.8 million payable at various dates through September 30, 1998 in connection with the acquisition of Hana's 20% interest in ATL. As required by the terms of the note, the Company remitted $0.9 million during the six months ended June 30, 1998 and the note was paid in full in January 1999. Funding for these payments came from the Company's bank line of credit. For the six months ended June 27, 1999, non-cash financing activities included the following: $0.1 million of equipment acquired under capital lease obligations, $0.3 million reversal of debt issuance costs and $0.2 million term loan discount which was recorded in connection with warrants vested March 14, 1999 under the third amendment to the credit agreement.

         Management believes that the level of working capital should continue to grow at a rate generally consistent with the growth of the Company's operations. As discussed above, the Company entered into a definitive merger agreement with Innovex, Inc. pursuant to which Innovex has agreed to pay in full the Company's indebtedness to its lenders at the effective time of the merger.

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

         Concentration Risk

         The Company provides flexible interconnect products to a diverse group of markets. Through ongoing diversification and new market expansion efforts, primarily directed toward the communications and consumer markets, the Company is continuing its efforts to reduce its dependence on the hard disk drive (HDD) market. Sales to the HDD market accounted for 28% of net sales compared to 35% of net sales for the six month periods ended June 27, 1999 and June 30, 1998, respectively. This decrease was due to the Company's continued diversification efforts. Though the Company is continuing its efforts to reduce its dependence on the HDD industry, net sales attributable to this market are expected to continue to represent the largest portion of net sales for the foreseeable future and could return to a majority of the Company's net sales. The loss of any HDD customer, or a substantial reduction in orders by any significant customer, including reductions due to market, competitive or economic conditions, have had and would continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Competition

         The flexible circuit interconnect market is differentiated by customers, applications and geography, with each niche having its own combination of complex packaging and interconnection requirements. The Company believes that it competes principally on the basis of design capability, price, quality and response time to design changes and technological advancements in underlying applications and the ability to offer a total flexible circuit interconnect solution. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. During the year ended December 27, 1998 and the six month period ended June 27, 1999, there was a worldwide slowdown in the electronics industry and to maintain market share, many of the Company's primary foreign competitors with lower cost structures decreased their prices to unprecedented levels. This had a material adverse effect on the Company's pricing during those periods. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

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

         Volatility of Stock Price

        During the six month period ended June 27, 1999, the trading price of the Company's Common Stock has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company's customers, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations also have adversely affected the market price of the Company's Common Stock. At the effective time of the merger with Innovex, Inc. that is subject to shareholder approval, the Company will become a wholly-owned subsidiary of Innovex and its stock will no longer be publicly traded.

         Income Taxes

         During the six month period ended June 27, 1999, the Company revised its projection of future levels of income, and the anticipated jurisdictions in which this income would be earned caused a reevaluation of the criteria of future tax benefits. In the determination of management, it was no longer more likely than not that the deferred tax assets could be fully utilized during the carryforward period. Accordingly, the Company established a valuation reserve for all its existing deferred tax assets which totaled $8.9 million and the Company did not record an income tax benefit for the three and six month period ended June 27, 1999. The effective tax rate for the three and six month period ended June 27, 1998 was 28%.

         The Internal Revenue Service (IRS) has concluded a field audit of the Company's income tax returns for the tax year 1993. In connection with this audit, the IRS issued a 90-day letter in January 1998 proposing adjustments to the Company's income and tax credits for the year, which would result in an additional assessment of $1.6 million, excluding interest. The major proposed adjustment, which relates to the allocation of the purchase price of assets obtained from Rogers Corporation (Rogers) pursuant to acquisition agreements between the Company and Rogers, would extend the period over which the tax benefit for the purchase price would be recovered. The Company and the IRS have reached an agreement to settle all outstanding issues relating to this audit. The terms of the agreement will require a payment of approximately $0.6 million, excluding interest, most of which will be recoverable by amending subsequent years' tax returns. The Company believes that the current tax accrual is adequate to cover this liability and the final disposition of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Impact of Year 2000

         The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. With the complete implementation of the SAP R/3 software system in October 1998, the Company's manufacturing and cost control system functions properly with respect to dates in the year 2000 and beyond. The software replaced the Company's previous manufacturing and cost control system and its implementation took place for a variety of reasons, not separately identified as a Year 2000 remediation. Therefore, the Company does not consider the implementation of the SAP R/3 system a direct Year 2000 remediation cost and the direct costs associated with addressing the Company's Year 2000 issues have been immaterial to date. In addition, the Company has implemented a formal remediation plan to ensure the Company is compliant with respect to Year 2000 issues. The plan includes five phases representing a major Year 2000 activity or segment awareness, assessment, renovation, validation and implementation.

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

         Assessment and Renovation. The Company has completed a detailed inventory of processes, applications, hardware, operating systems and databases where Year 2000 issues may exist. To date, an assessment of all information technology (IT)-related systems (e.g. hardware and software systems) has been fully carried out. Since the complete implementation of SAP finalized in October 1998, all worldwide application-driven processes for the Company are Year 2000 compliant. For example, processes required to support production and fulfillment of customer orders (order entry, receiving/warehousing, procurement/materials, manufacturing, product test, distribution/shipping and invoicing) are in compliance with the Year 2000 issue since the complete implementation of SAP in October 1998. In addition, 100% of internal network hardware and software systems are Year 2000 compliant to date. The scope of the Company's full assessment also includes non-IT areas such as all facilities/plant equipment, manufacturing process and testing equipment, lab equipment and telephone communications systems which all have been assessed. The majority of the non-IT areas were in compliance with the Year 2000 issue and items that were not in compliance required only minor modifications with insignificant costs incurred. In addition, the Company has implemented programs with outside suppliers to ensure their readiness with respect to Year 2000 issues. The Company is currently tracking and managing this through periodic questionnaires to suppliers. To date, the Company has received and analyzed questionnaires related to 100% of the critical suppliers of the Company and 85% of non-critical suppliers. Based on the information provided, all critical suppliers are in compliance with the Year 2000 issue.

         Validation. Upon completion of the SAP software implementation, the Company began its validation phase by testing, verifying and validating the performance, functionality, and integration of the SAP manufacturing and cost control software system in an operational environment. The Company anticipates this phase of IT-related systems to continue throughout 1999. During the six month period ended June 27, 1999, the Company also began its validation phase of all non-IT areas that will continue throughout 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that involve risks and uncertainties, including but not limited to, the risks of concentration of sales in markets, and in particular the HDD market, and customers, which have caused and in the future could cause materially adverse fluctuations in operating results; the risks of being a supplier to the electronics industry in general, which is characterized by rapid technological change, product obsolescence and price competition, which have and could materially adversely affect operating results; the risk of loss of market share through competition and pricing pressures from competitors and/or customers; the risk that growth in demand for products that use flex, and the corresponding demand for flex, will not continue to increase as anticipated; the risk that the Company's fully integrated one-stop shop strategy will not continue to be accepted by customers, and the risk that competitors may seek to duplicate this strategy, which could materially adversely affect operating results; risks associated with the Innovex merger, including customary closing conditions and the risk that the merger will not address the Company's capital and liquidity needs; the risk that the Company's expansion of manufacturing facilities in Thailand will not result in sustainable, increased efficiencies, cost savings or improved margins as anticipated or at the time anticipated; general risks inherent in international operations, including currency fluctuations and government-mandated wage increases; general manufacturing risks, including environmental risks related to manufacturing operations and clean-up of the Mexican manufacturing facility; the risk that other computer systems on which the Company relies, such as suppliers and customers, will function properly with respect to dates in the year 2000 and thereafter; the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's Common Stock; and other risks detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 27, 1998 and Quarterly Report on Form 10-Q for the quarter ended March 28, 1999 and other Securities and Exchange Commission filings. Actual results in the future could differ materially from those described in forward-looking statements as a result of such risks and uncertainties. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.


             (27.1) Financial Data Schedule (filed only electronically with the SEC)

         (b)  Reports on Form 8-K

                  On July 8, 1999, the registrant filed Form 8-K relating to the Agreement and Plan of Merger, dated as of July 7, 1999, among ADFlex Solutions, Inc., Innovex, Inc. and Innovex Acquisition Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ADFlex Solutions, Inc.


Date:    August  11, 1999        By  /s/ Donald E. Frederick
         -------------------         ------------------------------------------
                                     Donald E. Frederick
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number                             Description

(27.1)       Financial Data Schedule (filed only electronically with the SEC)